Form 10-Q
period 1996-03-31
CHOICECARE CORP \OH\
filed 1996-05-15
CIK 1003931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 33-99624

                             CHOICECARE CORPORATION


                 OHIO                                  31-1446609
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    655 EDEN PARK DRIVE, SUITE 400                       45202
           CINCINNATI, OHIO                            (Zip Code)
(Address of Principal Executive Offices)

                                 (513) 784-5200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of May 3, 1996, 13,500,000 shares of ChoiceCare Corporation common shares were outstanding.

                             CHOICECARE CORPORATION

                                      INDEX


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three
         month periods ended March 31, 1996 and 1995                   3

         Consolidated Balance Sheets at March 31, 1996 and
         December 31, 1995                                             4

         Consolidated Statements of Cash Flows for the
         three month periods ended March 31, 1996 and 1995             5

         Notes to Consolidated Financial Statements                    6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9


PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                 13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        13


SIGNATURE                                                             14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

                             CHOICECARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                     QUARTER ENDED MARCH 31,
                                                  ----------------------------
                                                      1996            1995
                                                  ------------    ------------
REVENUES:
  Premium revenue                                 $     70,508    $     63,193
  Management services revenue                            3,419           3,903
  Other operating revenue                                  123             175
                                                  ------------    ------------

         Total Operating Revenues                       74,050          67,271
                                                  ------------    ------------

EXPENSES:
  Health care services
    Physician services                                  30,144          25,648
    Hospital services                                   24,517          23,842
    Pharmacy services                                    8,270           6,648
                                                  ------------    ------------
         Total Health Care Services                     62,931          56,138
  Selling, general and administrative expenses          14,663          12,648
                                                  ------------    ------------
         Total Operating Expenses                       77,594          68,786

OPERATING LOSS                                          (3,544)         (1,515)

OTHER INCOME (EXPENSES)
Investment income, net                                   1,150           1,687
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (2,394)            172

PROVISION FOR INCOME TAXES                                  --              --
                                                  ------------    ------------

NET INCOME (LOSS)                                 $     (2,394)   $        172
                                                  ============    ============


                                                                       PRO
                                                                      FORMA
                                                                      -----

EARNINGS (LOSS) PER SHARE                         $       (.18)   $        .01
                                                  ============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING                13,500,000      13,500,000
                                                  ============    ============





        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      MARCH 31,       DECEMBER 31,
                                                        1996             1995
                                                      ---------        ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  12,540        $  12,622
  Cash held in escrow                                        --           28,000
  Securities available-for-sale                          70,901           73,009
  Premiums receivable                                    11,238            7,637
  Health care receivables                                 5,872            6,251
  Other current assets                                    6,592            5,545
                                                      ---------        ---------
         Total Current Assets                           107,143          133,064
PROPERTY AND EQUIPMENT, net                              10,216           10,258
OTHER LONG-TERM ASSETS                                    4,306            3,865
                                                      ---------        ---------
         Total Assets                                 $ 121,665        $ 147,187
                                                      =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Medical costs payable                               $  48,383        $  46,754
  Accounts payable and accrued liabilities               10,548           14,829
  Amounts due to vendor                                   6,200               --
  Unearned premiums                                       5,184            4,104
  Hospital risk pool liability                            5,670            5,600
  Medical risk pool liability                            11,847           10,081
  Settlement liability                                       --           28,000
                                                      ---------        ---------
         Total Current Liabilities                       87,832          109,368
LONG-TERM LIABILITIES                                     2,826            3,290
                                                      ---------        ---------
         Total Liabilities                               90,658          112,658
                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Preferred stock, without par value,
    4,000,000 shares authorized; none issued                 --               --
  Common stock, without par or stated value,
    45,000,000 shares authorized; 13,500,000
    shares issued and outstanding                            --               --
  Net unrealized gains (losses)on securities
    available-for-sale                                     (282)             846
  Retained earnings                                      31,289           33,683
                                                      ---------        ---------
         Total Shareholder's Equity                      31,007           34,529
                                                      ---------        ---------
         Total Liabilities and Shareholder's Equity   $ 121,665        $ 147,187
                                                      =========        =========





        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     QUARTER ENDED MARCH 31,
                                                       1996        1995
                                                     --------    --------
NET CASH FLOWS FROM OPERATING ACTIVITIES             $   (363)   $ (4,441)
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of investments                     8,929      30,843
  Payments for purchase of investments                 (8,002)    (25,412)
  Other                                                  (646)       (407)
                                                     --------    --------
         Net cash provided by investing activities        281       5,024
                                                     --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             (82)        583

CASH AND CASH EQUIVALENTS, beginning of period         12,622      15,614
                                                     --------    --------

CASH AND CASH EQUIVALENTS, end of period             $ 12,540    $ 16,197
                                                     ========    ========





        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


NOTE 1.       BASIS OF PRESENTATION
         ChoiceCare Corporation (the "Company") is an Ohio for-profit corporation, which is a wholly-owned subsidiary of Tristate Foundation for Health (the "Foundation"), an Ohio not-for-profit corporation. On October 1, 1995, the Foundation transferred substantially all of the operating assets and liabilities relating to its managed health care operations to the Company in exchange for all of the issued and outstanding shares of the Company. Contemporaneously, the Company transferred the assets and liabilities of the managed health care operations to its wholly-owned subsidiary, ChoiceCare Health Plans, Inc., in exchange for all of its issued and outstanding common shares. These events are collectively referred to as the "Restructuring."

         The consolidated financial statements for the interim periods included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, with the financial statements for the 1995 interim period having been derived from audited amounts for the nine-month period ended September 30, 1995. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Post-Effective Amendment No. 2 to Form S-1, as filed with the Securities and Exchange Commission on April 1, 1996, and its Amended Prospectus dated April 1, 1996.

         The pro forma earnings per share information reflected in the accompanying 1995 Consolidated Statement of Income is presented solely to give effect to the estimated provision for income taxes that would have been reported in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" had the Company filed federal, state and local income tax returns as a for-profit corporation, based on an assumed effective federal, state and local tax rate of 35.5%. The pro forma earnings per share information is based upon 13,500,000 issued and outstanding common shares. See Note 3.

         Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

NOTE 2.       ACCOUNTING POLICIES
         The consolidated financial statements presented in this report have been prepared in accordance with the accounting policies described in
         Note 2 to the consolidated financial statements included in the aforementioned Post-Effective Amendment to Form S-1 and Amended Prospectus and reflect all adjustments consisting solely of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. While management believes that the procedures followed in the preparation of the consolidated financial statements for the interim periods are reasonable, certain estimated amounts are dependent upon current facts and other information that may change subsequently during the fiscal year.


NOTE 3.       STOCK TRANSACTIONS
         On October 1, 1995, the Company issued 100 shares to the Foundation representing the initial shares issued as part of the Restructuring. In subsequent transactions related to the Restructuring, on January 5, 1996 and February 6, 1996, respectively, the Company effected a 142,000-to-1 stock split and redeemed 700,000 shares for a total consideration of $1.00, resulting in 13,500,000 shares outstanding. The accompanying consolidated financial statements give effect to all stock transactions related to the Restructuring as of the earliest period presented.


NOTE 4.       COMMITMENTS AND CONTINGENCIES
         VENDOR AGREEMENT - The Company has agreements with various vendors for services, including the management of medical services, certain of which provide for the monthly prepayment of fees. The Company believes that one such vendor has experienced a decline in the ratio of cash and cash equivalents to claims outstanding. The Company believes that the vendor has, to date, continued to meet its financial obligations to the Company. By agreement on March 12, 1996, the vendor paid the Company $6,000, which represents a portion of the amounts previously paid by the Company to the vendor, and agreed to adjust such funds quarterly to approximate ChoiceCare-related outstanding claims liabilities. Such amount is reflected as Amounts due to vendor in the accompanying March 31, 1996 Consolidated Balance Sheet. The vendor has waived its right to avoid and recover such funds (which waiver may be ineffective) in the event of bankruptcy proceedings. However, there exists a risk that if the vendor files for bankruptcy protection or if an involuntary petition is filed against the vendor, any payments made by the vendor within 90 days of the commencement of the bankruptcy case may be avoided and recovered by the vendor as a preferential transfer. As a result of the above, the Company may be obligated to pay for unpaid claims of service through the date of bankruptcy. Such amounts are currently estimated to be approximately $6,200 and would be in addition to the amount previously paid by the Company to the vendor that were anticipated to cover such claims. The Company's management believes it unlikely that current circumstances will result in this vendor entering bankruptcy proceedings.

         LITIGATION - The Company is routinely involved in litigation matters arising in the normal course of business. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Company's financial position.


NOTE 5.       SUBSEQUENT EVENTS
         LONG TERM STOCK INCENTIVE PLAN - On May 8, 1996, the Company's sole shareholder of record (the Foundation) adopted a Long Term Stock Incentive Plan. The plan, under which 2 million shares are available for grant, provides for various types of awards, including stock options, stock appreciation rights, restricted stock, performance shares and performance share units and other awards. Under the plan, options are to be granted at fair market value with vesting schedules as established by the Human Resources and Compensation Committee. To date, there have been no grants or awards under this plan.

         SPECIAL HEALTH - On April 11, 1996, the Company entered into an agreement providing for the assignment of its Medicaid provider agreement with the Ohio Department of Human Services to Health Power HMO, Inc. ("Health Power"), a Columbus, Ohio-based health maintenance organization. Subject to the satisfaction of certain conditions, including regulatory approval, the closing will be held no later than June 30, 1996, with assignment of the agreement occurring on June 30, 1996 and members enrolled in Special Health, ChoiceCare's Medicaid product, transferring to Health Power on July 1, 1996. Pursuant to the agreement, Health Power will pay ChoiceCare an aggregate consideration of $5,000. During the three months ended March 31, 1996 and 1995, the Company realized premium revenues of approximately $5,400 and $2,900, respectively, related to members enrolled in its Special Health product. The absence of the revenue from this product after June 30, 1996 will not have a material effect on the Company's future operating income.

         STOCK OFFERING - Pursuant to the Company's stock offering that terminated on May 1, 1996, approximately 1.36 million common shares were subscribed for by over 1,000 shareholders, resulting in gross proceeds of $13.6 million. Had such newly issued shares been outstanding from the beginning of the period January 1, 1996 through March 31, 1996, loss per share would have been $.16 for the quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW --------
An increase in member months for the Company's prepaid products and, to a lesser extent, an approximate 2.5% average increase in premium rates for fully-insured groups renewing during the three months ended March 31, 1996 (the "1996 period") resulted in the Company experiencing an increase in premium revenue during the 1996 period as compared to the corresponding prior year period (the "1995 period"). These positive trends, as well as a retention rate of approximately 95% for groups renewing during the first quarter of 1996, were achieved in an increasingly competitive environment within the Company's service area, following two years of flat or decreasing premium rates. Offsetting the effects of this membership growth and increase in premium rates for renewing fully-insured groups were the following factors, which combined to yield a $2,394 net loss for the 1996 period, as compared to $172 of net income for the 1995 period:

              * continuing effects of decreasing premium rates during 1995, as it relates to employer groups having other than calendar year renewals;

              * decreased self-funded membership, resulting largely from the downsizing activities of a large self-funded employer group;

              * seasonally higher levels of health care services expenses during the first calendar quarter, as well as increased physician utilization levels and drug costs compared to the 1995 period;

              * continuation of industry-wide health care cost inflation trends; and

              * decreased investment income due to a decrease in both the average investment portfolio balance and the interest rate earned thereon.

RESULTS OF OPERATIONS
- - ---------------------
The following table sets forth selected operating data, expressed as a percentage of total operating revenues, and the medical-expense ratio for the periods indicated:

                                                 QUARTER ENDED MARCH 31,
                                                  1996            1995
                                              -----------     -----------
OPERATING REVENUE:
Premiums                                             95.2%           93.9%
Management services fees                              4.6             5.8
Other                                                  .2              .3
                                              -----------     -----------
         Total                                      100.0           100.0
                                              -----------     -----------

OPERATING EXPENSES:
Health care services                                 85.0            83.5
Selling, general and administrative                  19.8            18.8
                                              -----------     -----------
         Total                                      104.8           102.3
                                              -----------     -----------

Operating loss                                       (4.8)           (2.3)
Investment income, net                                1.6             2.5
                                              -----------     -----------
Net income (loss)                                    (3.2%)            .2%
                                              ===========     ===========

MEDICAL-EXPENSE RATIO*                               89.3%           88.8%

MEMBER MONTHS FOR THE PERIOD:
Prepaid                                           609,880         541,766
Self-funded                                       261,605         282,292
                                              -----------     -----------
         Total                                    871,485         824,058
                                              ===========     ===========

PMPM DATA:
Premium revenue                               $    115.61     $    116.64
Management services revenue                         13.07           13.83
Health care services expense                       103.19          103.62
Selling, general and administrative expense         16.83           15.35

* Health care services expense as a percentage of premiums.


PREMIUM REVENUE -
The 11.6% increase in premium revenue during the 1996 period reflects a 12.6% increase in member months for the Company's prepaid products, slightly offset by a .9% decrease in the weighted average PMPM premium. The decrease in weighted average PMPM premium can primarily be attributed to the continuing effects of the Company's decision to decrease overall premium rates throughout 1995 (consistent with its previous not-for-profit mission), as it relates to employer groups having other than calendar year renewals, and the continued migration of the customer base to the Company's more cost effective products and benefit structures.

MANAGEMENT SERVICES REVENUE -

The decrease in management services fees from self-funded employer groups results primarily from the combined effects of a 7.3% decrease in self-funded membership, due largely to the aforementioned downsizing activities of a large self-funded employer group, and renegotiation of an increased rate with a self-funded employer group during 1995, applied retroactively to the second quarter of 1994.

HEALTH CARE SERVICES EXPENSE -
The 12.1% increase in total health care services expense during the 1996 period reflects 1) the 12.6% increase in prepaid member months during the period; 2) a 4.4% increase in physician expenses on a PMPM basis, due primarily to the mix of frequency and cost per service and refining downward the Company's estimate of physician claims expense in the 1995 period; and 3) a 10.5% increase in pharmacy expenses on a PMPM basis, resulting from continued industry-wide drug cost inflation and lower amounts of rebate rates. These factors were partially offset by an 8.7% decrease in hospital expenses on a PMPM basis, which can be largely attributed to the net effects of 1) a decrease in utilization; 2) an increase in amounts earned in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established targets; and
3) refinement downward of the Company's estimate of hospital claims expense during the 1995 period. As a result of the .9% decrease in the weighted average PMPM premium slightly outpacing the .4% decrease in health care services expense on a PMPM basis, the Company's medical-expense ratio increased to 89.3% in the 1996 period from 88.8% in the 1995 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -
The 15.9% increase in expenses for selling, general and administrative ("SG&A") costs in the 1996 period largely resulted from the 5.8% growth in overall member months and continued infrastructure and new product investments made in order to raise the standard of service provided to current members, to service anticipated membership growth and to manage medical cost inflation effectively. The 1995 period included approximately $350 of expenses incurred in connection with the Company's restructuring.

INVESTMENT INCOME -
During the 1996 period, the Company experienced a $537 decrease in net gains realized on the investment portfolio as compared to the 1995 period. This period-over-period decline can primarily be attributed to 1) a decrease in the average outstanding portfolio balance, which resulted largely from funding the Thompson litigation settlement in October 1995; 2) a decrease in the average rate earned on fixed income securities of approximately 100 basis points; and 3) the effect of equity investments comprising an increased percentage of the Company's investment portfolio during the 1996 period, the earnings on which are not anticipated to be declared and recorded until later in the year.

FINANCIAL CONDITION
- - -------------------
Reflecting the effects of the receipt of $6,200 under a vendor agreement during March 1996, net cash totaling $363 was used in operations during the first three months of 1996. This use of cash was substantially offset by $281 of net cash provided by investing activities, reflecting the net cash impact of investment portfolio transactions and capital expenditures totaling $646. See Note 4 of Notes to Consolidated Financial Statements for discussion of the cash received under the aforementioned vendor agreement, and the Company's related obligation.

As of March 31, 1996, the Company's investment portfolio was comprised of debt securities (84.4%), equity-based mutual funds (14.1%) and fixed income mutual funds (1.5%), all of which are available to meet current obligations and classified as securities available-for-sale in the accompanying Consolidated Balance Sheet. Unfavorable fixed income security market conditions resulted in unrealized losses on the investment portfolio totaling $282 as of March 31, 1996 compared to unrealized gains totaling $846 as of December 31, 1995. Such net unrealized gains and losses are reflected as a separate component of equity in the accompanying Consolidated Balance Sheets. The Company believes that its investment portfolio will be sufficient to fund its liquidity needs for at least the next 12 months.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

The matters indicated below were voted upon at the Company's Annual Meeting of Shareholder held on May 8, 1996, with the 13,500,000 shares outstanding being cast "For" the matters.

(a)      Election of 3 directors:

                                                          Term
         Name                                          Expiration
         ----                                          ----------
         Daniel A. Gregorie, M.D.                         1999
         James P. Long, Ph.D.                             1999
         Richard G. Santangelo, M.D.                      1999

(b) Adoption of the 1996 Long Term Stock Incentive Plan (see Note 5 of Notes to Consolidated Financial Statements).

(c)      Adoption of the following amendment to the Company's regulations:

         "An annual meeting of Shareholders shall be held on the second Wednesday of May in each year (or on such other date as the Board may fix) for the purpose of electing a Board and for the transaction of such other business as may properly be brought before such meeting. At the annual meeting of Shareholders, or at any meeting held in lieu thereof, the Corporation shall present to the Shareholders such financial statements as are required by Section 1701.38 of Chapter 1701 of the Revised Code of Ohio, as amended and implemented
         (the "General Corporation Law of Ohio")."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a)      Exhibits

         10.(iii)(A)(4)    1996 Long Term Stock Incentive Plan

         27.               Financial Data Schedule


(b)      Reports on Form 8-K

         The Company did not file a current report on Form 8-K covering an event that occurred during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CHOICECARE CORPORATION


Date:   May 14, 1996            By: /s/ Juan M. Fraiz
                                    -----------------------------------------
                                        Juan M. Fraiz
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)