Form 10-Q
period 1996-06-30
CHOICECARE CORP \OH\
filed 1996-08-12
CIK 1003931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

As of August 2, 1996, 14,853,944 shares of ChoiceCare Corporation common stock were outstanding.

                             CHOICECARE CORPORATION

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three
         month periods ended June 30, 1996 and 1995                          3

         Consolidated Statements of Income for the six
         month periods ended June 30, 1996 and 1995                          4

         Consolidated Balance Sheets at June 30, 1996 and
         December 31, 1995                                                   5

         Consolidated Statements of Cash Flows for the
         six month periods ended June 30, 1996 and 1995                      6

         Notes to Consolidated Financial Statements                          7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11


PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16


SIGNATURE                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CHOICECARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                      1996           1995
                                                      ----           ----
REVENUES:
  Premium revenue                                   $ 70,777       $ 66,022
  Management services revenue                          3,440          3,816
  Other operating revenue                                638            172
                                                    --------       --------

         Total Operating Revenues                     74,855         70,010
                                                    --------       --------

EXPENSES:
  Health care services
    Physician services                                28,573         26,624
    Hospital services                                 23,780         22,551
    Pharmacy services                                  8,891          7,440
                                                    --------       --------
         Total Health Care Services                   61,244         56,615
  Selling, general and administrative expenses        14,021         13,164
                                                    --------       --------
         Total Operating Expenses                     75,265         69,779

OPERATING INCOME (LOSS)                                 (410)           231

OTHER INCOME (EXPENSES)
Investment income, net                                 1,003          3,414
Gain on assignment of Medicaid contract                4,554             --
Income from agreement termination                         --          3,350
                                                    --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES               5,147          6,995

PROVISION FOR INCOME TAXES                             1,048             --
                                                    --------       --------

NET INCOME                                          $  4,099       $  6,995
                                                    ========       ========

                                                                      PRO
                                                                     FORMA
                                                                     -----
EARNINGS PER SHARE                                  $    .29       $    .33
                                                    ========       ========

AVERAGE NUMBER OF SHARES OUTSTANDING              14,229,047     13,500,000
                                                  ==========     ==========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                      1996           1995
                                                      ----           ----
REVENUES:
  Premium revenue                                   $ 141,285       $ 129,215
  Management services revenue                           6,859           7,719
  Other operating revenue                                 761             347
                                                    ---------       ---------

         Total Operating Revenues                     148,905         137,281
                                                    ---------       ---------

EXPENSES:
  Health care services
    Physician services                                 58,717          52,272
    Hospital services                                  48,297          46,393
    Pharmacy services                                  17,161          14,088
                                                    ---------       ---------
         Total Health Care Services                   124,175         112,753
  Selling, general and administrative expenses         28,684          25,812
                                                    ---------       ---------
         Total Operating Expenses                     152,859         138,565

OPERATING LOSS                                         (3,954)         (1,284)

OTHER INCOME (EXPENSES)
Investment income, net                                  2,153           5,101
Gain on assignment of Medicaid contract                 4,554              --
Income from agreement termination                          --           3,350
                                                    ---------       ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                2,753           7,167

PROVISION FOR INCOME TAXES                              1,048              --
                                                    ---------       ---------

NET INCOME                                          $   1,705       $   7,167
                                                    =========       =========

                                                                        PRO
                                                                       FORMA
                                                                       -----
EARNINGS PER SHARE                                  $     .12       $     .34
                                                    =========       =========

AVERAGE NUMBER OF SHARES OUTSTANDING               13,864,523      13,500,000
                                                   ==========      ==========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         JUNE 30,       DECEMBER 31,
                                                           1996             1995
                                                           ----             ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  30,889       $  12,622
  Cash held in escrow                                           --          28,000
  Securities available-for-sale                             66,293          73,009
  Premiums receivable                                        4,622           7,637
  Health care receivables                                    3,044           6,251
  Other current assets                                       5,833           5,545
                                                         ---------       ---------
         Total Current Assets                              110,681         133,064
PROPERTY AND EQUIPMENT, net                                 10,406          10,258
OTHER LONG-TERM ASSETS                                       4,635           3,865
                                                         ---------       ---------
         Total Assets                                    $ 125,722       $ 147,187
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Medical costs payable                                  $  44,974       $  46,754
  Accounts payable and accrued liabilities                  11,226          14,829
  Amounts due to vendor                                      6,200              --
  Unearned premiums                                          4,057           4,104
  Hospital risk pool liability                                 339           5,600
  Medical risk pool liability                                9,230          10,081
  Settlement liability                                          --          28,000
                                                         ---------       ---------
         Total Current Liabilities                          76,026         109,368
LONG-TERM LIABILITIES                                        2,873           3,290
                                                         ---------       ---------
         Total Liabilities                                  78,899         112,658
                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value,
    4,000,000 shares authorized; none issued                    --              --
  Common stock, without par or stated value,
    45,000,000 shares authorized; 14,853,944
    shares issued and outstanding at June 30, 1996
    (13,500,000 at December 31, 1995)                       12,025              --
  Net unrealized gains (losses) on securities
    available-for-sale                                        (590)            846
  Retained earnings                                         35,388          33,683
                                                         ---------       ---------
         Total Shareholders' Equity                         46,823          34,529
                                                         ---------       ---------
         Total Liabilities and Shareholders' Equity      $ 125,722       $ 147,187
                                                         =========       =========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1996           1995
                                                          ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                $ (2,298)      $ (3,511)
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of investments                       35,875         87,091
  Payments for purchase of investments                   (30,763)       (84,027)
  Receipts from assignment of Medicaid contract            5,000             --
  Additions to property and equipment                     (1,572)        (1,614)
  Other                                                       --           (215)
                                                        --------       --------
         Net cash provided by investing activities         8,540          1,235
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipts from sale of common stock, net                 12,025             --
                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             18,267         (2,276)

CASH AND CASH EQUIVALENTS, beginning of period            12,622         15,614
                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of period                $ 30,889       $ 13,338
                                                        ========       ========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         ChoiceCare Corporation (the "Company") is an Ohio for-profit corporation, which is a majority-owned subsidiary of Tristate Foundation for Health (the "Foundation"), an Ohio not-for-profit corporation. On October 1, 1995, the Foundation transferred substantially all of the operating assets and liabilities relating to its managed health care operations to the Company in exchange for all of the issued and outstanding shares of the Company. Contemporaneously, the Company transferred the assets and liabilities of the managed health care operations to its wholly-owned subsidiary, ChoiceCare Health Plans, Inc., in exchange for all of its issued and outstanding common shares. These events are collectively referred to as the "Restructuring."

         During June 1996, a requested ruling from the Internal Revenue Service was received confirming that the Foundation incurred no tax liability as a result of the Restructuring and continues to be recognized as a tax exempt organization subsequent to the Restructuring.

         The consolidated financial statements for the interim periods included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, with the financial statements for the 1995 interim periods having been derived from audited amounts for the nine-month period ended September 30, 1995. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Post-Effective Amendment No. 2 to Form S-1, as filed with the Securities and Exchange Commission on April 1, 1996, and its Amended Prospectus dated April 1, 1996.

         The pro forma earnings per share information reflected in the accompanying 1995 Consolidated Statement of Income is presented solely to give effect to the estimated provision for income taxes that would have been reported in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" had the Company filed federal, state and local income tax returns as a for-profit corporation, based on an assumed effective federal, state and local tax rate of 35.5%. The pro forma earnings per share information is based upon 13,500,000 issued and outstanding shares of common stock. See Note 4.

         Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

NOTE 2. ACCOUNTING POLICIES

         The consolidated financial statements presented in this report have been prepared in accordance with the accounting policies described in
         Note 2 of Notes to Consolidated Financial Statements included in the aforementioned Post-Effective Amendment No. 2 to Form S-1 and Amended Prospectus and reflect all adjustments consisting solely of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. While management believes that the procedures followed in the preparation of the consolidated financial statements for the interim periods are reasonable, certain estimated amounts are dependent upon current facts and other information that may change subsequently during the fiscal year.


NOTE 3. PER SHARE DATA

         Earnings per share for the three and six months ended June 30, 1996 are based on the weighted average number of shares of common stock outstanding during the periods. The effect of the common stock equivalents for these periods (resulting from the granting of stock options -- see Note 6) was not significant. Fully diluted earnings per share for these periods is not significantly different from earnings per share set forth in the Consolidated Statements of Income.


NOTE 4. STOCK TRANSACTIONS

         Pursuant to the Company's stock offering that terminated on May 1, 1996, approximately 1.36 million shares of common stock were purchased by over 1,000 shareholders. Gross proceeds from the offering totaled $13,539 and were reduced by $1,514 of offering related expenses, which were comprised of underwriting discounts and commissions ($706) and other expenses incurred in connection with the offering ($808). The $12,025 of net proceeds are reflected as Common Stock in the accompanying June 30, 1996 Consolidated Balance Sheet. Had such newly issued shares been outstanding from the beginning of the three and six month periods ended June 30, 1996, earnings per share for the periods would have been $.28 and $.11, respectively.

         On October 1, 1995, the Company issued 100 shares of common stock to the Foundation representing the initial shares issued as part of the Restructuring. In subsequent transactions related to the Restructuring, on January 5, 1996 and February 6, 1996, respectively, the Company effected a 142,000-to-1 stock split and redeemed 700,000 shares for a total consideration of $1.00, resulting in 13,500,000 shares outstanding. The accompanying consolidated financial statements give effect to all stock transactions related to the Restructuring as of the earliest period presented.


NOTE 5. ASSIGNMENT OF MEDICAID CONTRACT

         Pursuant to the April 11, 1996 agreement with Health Power HMO, Inc. ("Health Power"), a Columbus, Ohio-based health maintenance organization, effective June 30, 1996, the Company assigned its Medicaid provider agreement with the Ohio Department of Human Services to Health Power. Consideration aggregating $5,000 in cash was received, resulting in a gain of $4,554, after deducting a provision of approximately $446 for expenses related to this transaction. During the three and six months ended June 30, 1996, the Company recognized premium revenues of approximately $5,350 and $10,750, respectively, related to members enrolled in its Special Health Medicaid product ($3,000 and $5,900, respectively, in the three and six months ended June 30, 1995). The absence of the revenue from this product after June 30, 1996 will not have a material effect on the Company's future operating income.


NOTE 6. LONG TERM STOCK INCENTIVE PLAN

         On June 5, 1996, options to purchase 1,132,764 shares of the Company's common stock at an exercise price equal to the then-current market value of $10 were granted pursuant to the Company's Long Term Stock Incentive Plan. With the exception of the 375,000 options granted to the Company's Chief Executive Officer, the options have ten year terms and become exercisable ratably over the four annual grant anniversary dates following the date of grant. The options granted to the Chief Executive Officer have ten year terms and become exercisable over the three annual grant anniversary dates following the date of grant.


NOTE 7. COMMITMENTS AND CONTINGENCIES

         VENDOR AGREEMENT - The Company has agreements with various vendors for services, including the management of medical services, certain of which provide for the monthly prepayment of fees. The Company believes that one such vendor has experienced a decline in the ratio of cash and cash equivalents to claims outstanding. The Company believes that the vendor has, to date, continued to meet its financial obligations to the Company. By agreement on March 12, 1996, the vendor paid the Company $6,000, which represents a portion of the amounts previously paid by the Company to the vendor, and agreed to adjust such funds quarterly to approximate ChoiceCare-related outstanding claims liabilities. Such amount is reflected as Amounts due to vendor in the accompanying June 30, 1996 Consolidated Balance Sheet. The vendor has waived its right to avoid and recover such funds (which waiver may be ineffective) in the event of bankruptcy proceedings. However, there exists a risk that if the vendor files for bankruptcy protection or if an involuntary petition is filed against the vendor, any payments made by the vendor within 90 days of the commencement of the bankruptcy case may be avoided and recovered by the vendor as a preferential transfer. As a result of the above, the Company may be obligated to pay for unpaid claims of service through the date of bankruptcy. Such amounts are currently estimated to be approximately $6,200 and would be in addition to the amount previously paid by the Company to the vendor that were anticipated to cover such claims. The Company's management believes it unlikely that current circumstances will result in this vendor entering bankruptcy proceedings.

         The aforementioned 90 day period has expired in relation to the payment received from the vendor and, to date, the vendor has made no attempt to seek any action which would serve to nullify the aforementioned arrangement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED JUNE 30, 1996

For the three months ended June 30, 1996 (the "1996 quarter"), the Company generated net income of $4,099, as compared to $6,995 for the corresponding prior year quarter (the "1995 quarter") during which the Company operated as a not-for-profit corporation. See Note 1 of Notes to Consolidated Financial Statements. Net income for these quarters were impacted by the following non-recurring transactions:

         1996 Quarter - 1) $4,554 pre-tax gain on the assignment of the
                        Company's Medicaid contract, and 2) $540 earned in connection with the risk sharing agreement with the Company's pharmacy vendor, which is reflected in Other Operating Revenue

         1995 Quarter - $3,350 of income from termination of an agreement with another managed care entity

An increase in member months for the Company's prepaid products and an increase in premium rates for such products, as evidenced by an approximate 3.4% average increase in premium rates for fully-insured groups renewing during the first six months of 1996, resulted in the Company experiencing an increase in premium revenue as compared to the 1995 quarter. These positive trends, as well as a retention rate of approximately 95% for groups renewing during the first six months of 1996, were achieved in an increasingly competitive environment within the Company's service area, following two years of flat or decreasing premium rates. Offsetting the effects of this membership growth and increase in premium rates for renewing fully-insured groups were the following factors, which combined to yield a $410 operating loss for the 1996 quarter, as compared to $231 of operating income for the 1995 quarter:

         - decreased self-funded membership, resulting largely from the downsizing activities of a large self-funded employer group;

         - increased health care professional services utilization levels and drug costs compared to the 1995 quarter; and

         - continued industry-wide health care cost inflation trends, particularly pharmacy benefits.


SIX MONTHS ENDED JUNE 30, 1996

During the six months ended June 30, 1996, the Company achieved net income of $1,705, compared to $7,167 in the corresponding prior year period, and operating losses of $3,954 and $1,284 were reported in each of the respective periods. While these comparative results can primarily be attributed to the year-to-date effects of the factors previously noted in the discussion of quarterly results, the six month year-over-year declines also reflect the continuing effects of the Company's decision to decrease overall premium rates throughout 1995 (consistent with its previous not-for-profit mission), as it relates to employer groups having other than calendar year renewals.

RESULTS OF OPERATIONS

The following table sets forth selected operating data, expressed as a percentage of total operating revenues, and the medical-expense ratio for the periods indicated:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                     1996            1995            1996             1995
                                                     ----            ----            ----             ----
         OPERATING REVENUES:
         Premiums                                     94.6%           94.3%            94.9%           94.1%
         Management services fees                      4.6             5.5              4.6             5.6
         Other                                          .8              .2               .5              .3
                                                     -----           -----            -----           -----
                  Total                              100.0           100.0            100.0           100.0
                                                     -----           -----            -----           -----

         OPERATING EXPENSES:
         Health care services                         81.8            80.9             83.4            82.1
         Selling, general and
           administrative                             18.7            18.8             19.3            18.8
                                                     -----           -----            -----           -----
                  Total                              100.5            99.7            102.7           100.9
                                                     -----           -----            -----           -----

         Operating income (loss)                       (.5)             .3             (2.7)            (.9)
         Investment income, net                        1.3             4.9              1.4             3.7
         Gain on assignment of Medicaid
           contact                                     6.1              --              3.1              --
         Income from agreement termination              --             4.8               --             2.4
                                                     -----           -----            -----           -----
                  Income before provision
                    for income taxes                   6.9            10.0              1.8             5.2

         Provision for income taxes                    1.4              --               .7              --
                                                     -----           -----            -----           -----

         Net income                                    5.5%           10.0%             1.1%            5.2%
                                                     =====           =====            =====           =====

         MEDICAL-EXPENSE RATIO*                       86.5%           85.8%            87.9%           87.3%

         MEMBER MONTHS FOR THE PERIOD:
         Prepaid                                   610,557         570,711        1,220,437       1,112,477
         Self-funded                               259,387         279,825          520,992         562,117
                                                   -------         -------        ---------        ---------
                  Total                            869,944         850,536        1,741,429       1,674,594
                                                   =======         =======        =========       =========

         PMPM DATA:
         Premium revenue                           $115.92         $115.68          $115.77         $116.15
         Management services revenue                 13.26           13.64            13.17           13.73
         Health care services expense               100.31           99.20           101.75          101.35
         Selling, general and
           administrative expense                    16.12           15.48            16.47           15.41

         * Health care services expense as a percentage of premiums.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

PREMIUM REVENUE -

The 7.2% increase in premium revenue during the 1996 quarter reflects a 7.0% increase in member months for the Company's prepaid products and a .2% increase in the weighted average PMPM premium. The increase in weighted average PMPM premium can primarily be attributed to the aforementioned average increase in premium rates, somewhat offset by the continued migration of the customer base to the Company's more cost effective products and benefit structures.

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

Subsequent to June 30, 1996, the Company was successful in receiving a commitment for the renewal of a multi-year contract, which will begin January 1, 1997, with an existing customer that accounts for approximately 39% of the Company's total self-funded members. The customer has opted to also offer another competitor's managed care plan. While management anticipates the Company will retain a sizable amount of this customer's members, the possibility exists that existing members will choose to enroll in competing health care plans offered by the employer.

In addition, negotiations for the renewal of a multi-year contract are currently ongoing with an existing customer that accounts for approximately 33% of the Company's total self-funded members, with the customer's decision expected in the near future. At the present time, the ultimate results of these negotiations are unknown.

OTHER OPERATING INCOME -

The increase in other operating income is primarily attributable to the aforementioned $540 earned during the 1996 quarter in connection with the risk sharing agreement with the Company's pharmacy vendor for the contract year ended May 1996. See discussion of pharmacy expense below.

HEALTH CARE SERVICES EXPENSE -

The 8.2% increase in total health care services expense during the 1996 quarter reflects 1) the 7.0% increase in prepaid member months during the quarter; 2) an 11.7% increase in pharmacy expenses on a PMPM basis, resulting from continued industry-wide drug cost inflation and lower amounts of rebate rates; and 3) a
 .3% increase in physician expenses on a PMPM basis, due primarily to increased health care professional services utilization levels, decreased cost per service resulting from changes in the mix of service provided and refining downward the Company's estimate of physician claims expense in the 1995 quarter. These factors were partially offset by a 1.4% decrease in hospital expenses on a PMPM basis, which can be attributed primarily to the net effects of 1) decreased utilization; 2) increased inpatient cost per service, reflecting changes in the mix of service provided and the effect of transitioning certain less complex services to outpatient settings; 3) refinement downward of the Company's estimate of hospital claims expense during the 1995 quarter; and 4) an increase in amounts earned in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established targets. As a result of the 1.1% increase in health care services expense on a PMPM basis outpacing the .2% increase in the weighted average PMPM premium, the Company's medical-expense ratio increased to 86.5% in the 1996 quarter from 85.8% in the 1995 quarter.

During the 1996 quarter, the Company began implementation of several initiatives designed to decrease health care services expense, particularly the pharmacy expense component. However, there is no assurance that the benefits of such efforts will be realized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -

The 6.5% increase in expenses for selling, general and administrative ("SG&A") costs in the 1996 quarter largely resulted from the 2.3% growth in overall member months and the expenses incurred in connection with continued infrastructure and new product investments made in order to raise the standard of service provided to current members, to service anticipated membership growth and to manage medical cost inflation effectively. Such increased expenses are substantially comprised of 1) compensation resulting in large part from a net increase in employees since the 1995 quarter of approximately 45, or 8%; 2) commissions paid to sales brokers, as an increased number of smaller employer groups are being sold through such sales channel; and 3) depreciation and amortization expense, relating to computer hardware and software. The 1995 quarter included approximately $670 of expenses incurred in connection with the Company's restructuring.

INVESTMENT INCOME -

During the 1996 quarter, the Company experienced a $2,411 decrease in net gains realized on the investment portfolio as compared to the 1995 quarter. This decline can primarily be attributed to 1) a decrease in the average outstanding portfolio balance, which resulted largely from funding the Thompson litigation settlement in October 1995; 2) the effect of equity investments comprising an increased percentage of the Company's investment portfolio during the 1996 quarter, the earnings on which are not anticipated to be declared and recorded until later in the year; and 3) unfavorable fixed income security market conditions resulting in net realized losses on the sale of such investments during the 1996 quarter.

OTHER NON-OPERATING INCOME -

During the 1996 quarter, the Company recognized the aforementioned $4,554 gain on the assignment of its Medicaid contract. See Note 5 of Notes to Consolidated Financial Statements.

The 1995 quarter included a $3,350 payment received in connection with the termination of an agreement with another managed care entity. This amount represented reimbursement for expenses incurred in 1994 and 1995 for negotiating and implementing infrastructure changes to provide services under the agreement, the cost of negotiating termination of the agreement and an element of compensation for potential lost profits ChoiceCare may have realized under the terms of the agreement.

INCOME TAX EXPENSE -

During the 1996 quarter, management conservatively revised its estimate of the Company's 1996 effective tax rate. Accordingly, income tax expense has been recorded at the highest tax rate applicable to the Company. The Company operated as a tax exempt organization throughout the 1995 quarter.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The majority of the factors previously noted in the quarter-to-quarter analysis were also the primary factors contributing to the results for the six month period ended June 30, 1996 (the "1996 period"), as compared to the corresponding prior year period (the "1995 period"). As a result, with the exception of the
 .3% decline in weighted average PMPM premium, the trends between the 1996 and 1995 year-to-date results are consistent in all material respects with the previously analyzed quarter-to-quarter trends.

In addition to the aforementioned average increase in premium rates and the continued migration of the customer base to the Company's more cost effective products, the .3% decrease in weighted average PMPM premium, as compared to the 1995 period, also reflects the impact of the following factor existing primarily in the first three months of 1996. The weighted average PMPM premium achieved during the 1996 period reflects the continuing effects of the Company's decision to decrease overall premium rates throughout 1995 (consistent with its previous not-for-profit mission), as it relates to employer groups having other than calendar year renewals.


FINANCIAL CONDITION

Net cash totaling $2,298 was used in operations during the first six months of 1996, resulting primarily from the net effects of 1) the $6,222 decrease in receivables, due in large part to receiving payment of amounts due; 2) the $3,603 decrease in accounts payable and accruals, reflecting the impact of making payment on certain significant amounts owed at year-end; 3) the $5,261 decrease in the hospital risk pool liability, which resulted from the combined impact of the hospitals' year-to-date performance against established targets and the Company's payment during the 1996 period of amounts owed to the hospitals for 1995; and 4) the receipt of $6,200 under a vendor agreement during March 1996. See Note 7 of Notes to Consolidated Financial Statements for discussion of the cash received under the aforementioned vendor agreement, and the Company's related obligation. This use of cash was more than offset by the $12,025 net proceeds from the sale of common stock and $8,540 of net cash provided by investing activities, which reflects the net cash impact of investment portfolio transactions and cash received from assignment of the Company's Medicaid contract, less capital expenditures.

As of June 30, 1996, the Company's investment portfolio was comprised of debt securities (80.3%), equity-based mutual funds (10.7%) and money market instruments (9.0%), all of which are available to meet current obligations and classified as securities available-for-sale in the accompanying Consolidated Balance Sheet. Unfavorable fixed income security market conditions resulted in unrealized losses on the investment portfolio totaling $590 as of June 30, 1996 compared to unrealized gains totaling $846 as of December 31, 1995. Such net unrealized gains and losses are reflected as a separate component of equity in the accompanying Consolidated Balance Sheets. The Company believes that its investment portfolio will be sufficient to fund its liquidity needs for at least the next 12 months.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         10.(ii)(B)(12)    Diagnostic Imaging Services Agreement between
                           ChoiceCare Health Plans, Inc. and Medicon, Inc.,
                           dated April 1, 1996

         27.               Financial Data Schedule


(b)      Reports on Form 8-K

         The Company filed a Form 8-K dated April 25, 1996 reporting the signing of the agreement providing for the assignment of the Company's Medicaid provider agreement with the Ohio Department of Human Services to Health Power HMO, Inc. See Note 5 of Notes to Consolidated Financial Statements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CHOICECARE CORPORATION


Date: August 12, 1996             By:  /s/ Juan M. Fraiz
                                     -------------------------------------
                                           Juan M. Fraiz
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)