Form 10-Q
period 1996-09-30
CHOICECARE CORP \OH\
filed 1996-11-12
CIK 1003931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of November 1, 1996, 14,852,944 shares of ChoiceCare Corporation common stock were outstanding.

                             CHOICECARE CORPORATION

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Consolidated Statements of Income for the three month
          periods ended September 30, 1996 and 1995                           3

          Consolidated Statements of Income for the nine month periods
          ended September 30, 1996 and 1995                                   4

          Consolidated Balance Sheets at September 30, 1996 and
          December 31, 1995                                                   5

          Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 1996 and 1995                           6

          Notes to Consolidated Financial Statements                          7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             11

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                24

SIGNATURE                                                                    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CHOICECARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1996         1995
                                                          --------     ---------
REVENUES:
     Premium revenue                                      $ 67,375     $ 68,426
     Management services revenue                             3,422        3,753
     Other operating revenue                                   134          173
                                                          --------     --------
          Total Operating Revenues                          70,931       72,352
                                                          --------     --------

EXPENSES:
     Health care services
          Physician services                                25,848       26,344
          Hospital services                                 21,943       23,545
          Pharmacy services                                  8,501        7,740
                                                          --------     --------
               Total Health Care Services                   56,292       57,629
     Selling, general and administrative expenses           13,726       14,201
                                                          --------     --------
               Total Operating Expenses                     70,018       71,830

OPERATING INCOME                                               913          522

OTHER INCOME (EXPENSES)
Investment income, net                                       1,332        5,324
Settlement expense                                              --      (28,000)
                                                          --------     --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              2,245      (22,154)

PROVISION FOR INCOME TAXES                                     808           --
                                                          --------     --------

NET INCOME (LOSS)                                         $  1,437     $(22,154)
                                                          ========     ========


                                                                         PRO
                                                                        FORMA
                                                                       --------
EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                                         $    .09     $  (1.06)
                                                          ========     ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (See Exhibit 11)                    15,985,708   13,500,000
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1996            1995
                                                       ---------      ---------
REVENUES:
     Premium revenue                                   $ 208,660      $ 197,641
     Management services revenue                          10,281         11,472
     Other operating revenue                                 895            520
                                                       ---------      ---------
               Total Operating Revenues                  219,836        209,633
                                                       ---------      ---------

EXPENSES:
     Health care services
     Physician services                                   84,565         78,616
     Hospital services                                    70,240         69,938
     Pharmacy services                                    25,662         21,828
                                                       ---------      ---------
               Total Health Care Services                180,467        170,382
     Selling, general and administrative expenses         42,410         40,013
                                                       ---------      ---------
               Total Operating Expenses                  222,877        210,395

OPERATING LOSS                                            (3,041)          (762)

OTHER INCOME (EXPENSES)
Investment income, net                                     3,485         10,425
Gain on assignment of Medicaid contract                    4,554             --
Income from agreement termination                             --          3,350
Settlement expense                                            --        (28,000)
                                                       ---------      ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            4,998        (14,987)

PROVISION FOR INCOME TAXES                                 1,856             --
                                                       ---------      ---------

NET INCOME (LOSS)                                      $   3,142      $ (14,987)
                                                       =========      =========


                                                                          PRO
                                                                         FORMA
                                                                      ---------
EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                                      $     .21      $    (.72)
                                                       =========      =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING (See Exhibit 11)                  14,684,056     13,500,000
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                1996            1995
                                                            -------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                 $  30,006      $  12,622
    Cash held in escrow                                              --         28,000
    Securities available-for-sale                                74,860         73,009
    Premiums receivable                                           6,982          7,637
    Health care receivables                                       4,629          6,251
    Other current assets                                          6,004          5,545
                                                              ---------      ---------
               Total Current Assets                             122,481        133,064
PROPERTY AND EQUIPMENT, net                                      10,304         10,258
OTHER LONG-TERM ASSETS                                            5,031          3,865
                                                              ---------      ---------
               Total Assets                                   $ 137,816      $ 147,187
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Medical costs payable                                    $  49,990      $  46,754
     Accounts payable and accrued liabilities                    12,818         14,829
     Amounts due to vendor                                        6,200             --
     Unearned premiums                                            4,596          4,104
     Provider risk pool liability                                10,886         15,681
     Settlement liability                                            --         28,000
                                                              ---------      ---------
               Total Current Liabilities                         84,490        109,368
LONG-TERM LIABILITIES                                             4,701          3,290
                                                              ---------      ---------
               Total Liabilities                                 89,191        112,658
                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, without par value,
          4,000,000 shares authorized; none issued                   --             --
     Common stock, without par or stated value,
          45,000,000 shares authorized; 14,852,944 shares
          issued and outstanding at September 30, 1996
          (13,500,000 at December 31, 1995)                      12,015             --
     Net unrealized gains (losses) on securities
          available-for-sale                                       (215)           846
     Retained earnings                                           36,825         33,683
                                                              ---------      ---------
               Total Shareholders' Equity                        48,625         34,529
                                                              ---------      ---------
               Total Liabilities and Shareholders' Equity     $ 137,816      $ 147,187
                                                              =========      =========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1996           1995
                                                        ---------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                $   5,955      $   2,201
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Receipts from sale of investments                     49,177        215,919
     Payments for purchase of investments                 (52,376)      (179,511)
     Receipts from assignment of Medicaid contract          5,000             --
     Additions to property and equipment                   (2,387)        (4,475)
     Payments committed to escrow                              --        (28,000)
     Other                                                     --           (454)
                                                        ---------      ---------
          Net cash (used in) provided by investing
            activities                                       (586)         3,479
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipts from sale of common stock, net               12,015             --
                                                        ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  17,384          5,680

CASH AND CASH EQUIVALENTS, beginning of period             12,622         15,614
                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                $  30,006      $  21,294
                                                        =========      =========

        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION
        ChoiceCare Corporation (the "Company") is an Ohio for-profit corporation, which is a majority-owned subsidiary of Tristate Foundation for Health (the "Foundation"), an Ohio not-for-profit corporation. On October 1, 1995, the Foundation transferred substantially all of the operating assets and liabilities relating to its managed health care operations to the Company in exchange for all of the issued and outstanding shares of the Company. Contemporaneously, the Company transferred the assets and liabilities of the managed health care operations to its wholly-owned subsidiary, ChoiceCare Health Plans, Inc. ("Health Plans"), in exchange for all of its issued and outstanding common shares. These events are collectively referred to as the "Restructuring."

        During June 1996, a requested ruling from the Internal Revenue Service was received confirming that the Foundation incurred no tax liability as a result of the Restructuring and continues to be recognized as a tax exempt organization subsequent to the Restructuring.

        With the exception of the consolidated financial statements as of and for the nine-month period ended September 30, 1995, which were subject to audit, the consolidated financial statements for the interim periods included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, with the Consolidated Statement of Income for the three months ended September 30, 1995 having been derived from the audited amounts for the nine-month period ended September 30, 1995. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Post-Effective Amendment No. 2 to Form S-1, as filed with the Securities and Exchange Commission on April 1, 1996, and the Amended Prospectus dated April 1, 1996.

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

NOTE 3. PER SHARE DATA
        Earnings per share for the three and nine months ended September 30, 1996 are based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effect of assumed exercise of stock options. See Note 6.

NOTE 4. STOCK TRANSACTIONS
        Pursuant to the Company's stock offering that terminated on May 1, 1996, approximately 1.36 million shares of common stock were purchased by over 1,000 shareholders. Gross proceeds from the offering totaled $13,529 and were reduced by $1,514 of offering related expenses, which were comprised of underwriting discounts and commissions ($706) and other expenses incurred in connection with the offering ($808). The $12,015 of net proceeds are reflected as Common Stock in the accompanying September 30, 1996 Consolidated Balance Sheet. Had such newly issued shares been outstanding from the beginning of the nine month period ended September 30, 1996, earnings per share for the period would have been $.20.

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

NOTE 5. ASSIGNMENT OF MEDICAID CONTRACT
        Pursuant to the April 11, 1996 agreement with Health Power HMO, Inc. ("Health Power"), a Columbus, Ohio-based health maintenance organization, effective June 30, 1996, the Company assigned its Medicaid provider agreement with the Ohio Department of Human Services to Health Power. Consideration aggregating $5,000 in cash was received, resulting in a gain of $4,554, after deducting a provision of approximately $446 for expenses related to this transaction. During the nine months ended September 30, 1996, the Company recognized premium revenues of approximately $10,750 related to members enrolled in its Special Health Medicaid product ($3,750 and $9,650, respectively, in the three and nine months ended September 30,
        1995). The absence of the revenue from this product after June 30, 1996 is not anticipated to have a material effect on the Company's future operating income.

NOTE 6. LONG TERM STOCK INCENTIVE PLAN
        On June 5, 1996, options to purchase 1,132,764 shares of the Company's common stock at an exercise price equal to the then-current market value of $10 were granted pursuant to the Company's Long Term Stock Incentive Plan. With the exception of the 375,000 options granted to the Company's Chief Executive Officer, the options have ten year terms and become exercisable ratably over the four annual grant anniversary dates following the date of grant. The options granted to the Chief Executive Officer have ten year terms and become exercisable over the three annual grant anniversary dates following the date of grant. See Note 8.

NOTE 7. COMMITMENTS AND CONTINGENCIES
        VENDOR AGREEMENT - The Company has agreements with various vendors for services, including the management of medical services, certain of which provide for the monthly prepayment of fees. The Company believes that one such vendor has experienced a decline in the ratio of cash and cash equivalents to claims outstanding. The Company believes that the vendor has, to date, continued to meet its financial obligations to the Company. By agreement on March 12, 1996, the vendor paid the Company $6,000, which represents a portion of the amounts previously paid by the Company to the vendor, and agreed to adjust such funds quarterly to approximate ChoiceCare-related outstanding claims liabilities. Such amount is reflected as Amounts due to vendor in the accompanying September 30, 1996 Consolidated Balance Sheet. The vendor has waived its right to avoid and recover such funds (which waiver may be ineffective) in the event of bankruptcy proceedings. However, there exists a risk that if the vendor files for bankruptcy protection or if an involuntary petition is filed against the vendor, any payments made by the vendor within 90 days of the commencement of the bankruptcy case may be avoided and recovered by the vendor as a preferential transfer. As a result of the above, the Company may be obligated to pay for unpaid claims of service through the date of bankruptcy. Such amounts are currently estimated to be approximately $6,200 and would be in addition to the amount previously paid by the Company to the vendor that were anticipated to cover such claims. The Company's management believes it unlikely that current circumstances will result in this vendor entering bankruptcy proceedings.

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

NOTE 8. SUBSEQUENT EVENTS
        CREDIT FACILITY - On October 21, 1996, the Company entered into a $15 million floating rate revolving credit agreement with a commercial bank. The credit agreement includes, among other things, provisions which limit total indebtedness, require the maintenance of certain liquidity ratios, and limit the amount of capital expenditures, capital stock repurchases, asset sales and cash dividend payments by the Company. There are no borrowings currently outstanding on the facility.

        STOCK OPTIONS - Contingent upon the execution of an amended employment agreement, on October 2, 1996, options to purchase an additional 25,000 shares of the Company's common stock at an exercise price equal to the then-current market value of $10 were granted to the Company's Chief Executive Officer pursuant to the Company's Long Term Stock Incentive Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1996
For the three months ended September 30, 1996 (the "1996 quarter"), the Company generated net income of $1,437, as compared to a $22,154 net loss for the corresponding prior year quarter (the "1995 quarter"), during which the Company operated as a not-for-profit corporation. See Note 1 of Notes to Consolidated Financial Statements. Comparisons of the results for these quarters were significantly impacted by the following transactions:

        1996 QUARTER - an approximate $1,175 reduction in health care services expense (physician - $650; hospital - $525) recorded, due to revising estimates of the net amount incurred in connection with the Company's risk/reward sharing arrangements with providers, a significant portion of which related to periods prior to the 1996 quarter.

        1995 QUARTER - $28,000 of settlement expense recorded in accordance with the 1988 THOMPSON litigation settlement agreement as a result of the Company's October 1, 1995 reorganization (reflected as an other non-operating expense in the accompanying Statements of Income).

An increase in member months for the Company's prepaid commercial products and an increase in premium rates for such products, as evidenced by an approximate 3.7% average increase in premium rates for fully-insured groups renewing during the first nine months of 1996, resulted in the Company experiencing a 4.2% increase in premium revenue from its commercial products as compared to the 1995 quarter. These positive trends, as well as a retention rate of approximately 93% for groups renewing during the first nine months of 1996, were achieved in an increasingly competitive environment within the Company's service area, following two years of flat or decreasing premium rates. Offsetting the effects of this membership growth and increase in premium rates for renewing fully-insured groups were the following factors, which combined to yield $913 of operating income for the 1996 quarter, as compared to $522 for the 1995 quarter:

     - loss of premium revenues recognized from the Company's Special Health Medicaid product as a result of the June 30, 1996 assignment of the Medicaid contract;

     - decreased self-funded membership, resulting largely from the downsizing activities of two large self-funded employer groups;

     - increased health care professional services utilization levels and drug costs compared to the 1995 quarter; and

     - continued industry-wide health care cost inflation trends, particularly pharmacy benefits.

NINE MONTHS ENDED SEPTEMBER 30, 1996
During the nine months ended September 30, 1996 (the "1996 period"), the Company achieved net income of $3,142, compared to a $14,987 net loss in the corresponding prior year period (the "1995 period"), and operating losses of $3,041 and $762 were reported in each of the respective periods. While the year-to-date effects of the factors previously noted in the discussion of quarterly results contributed significantly to year-to-date comparative results, such results were also impacted by the effects of the following:

     - the recognition of a $4,554 gain on the assignment of the Medicaid contract;

     - the receipt in 1995 of a $3,350 payment in connection with the termination of an agreement with another managed care entity;

     - the receipt in 1996 of $540 in connection with the risk sharing agreement with the Company's pharmacy vendor; and

     - the continuing effects of the Company's decision to decrease overall premium rates throughout 1995 (consistent with its previous not-for-profit mission), as it relates to employer groups having other than calendar year renewals.

RESULTS OF OPERATIONS

The following table sets forth selected operating data, expressed as a percentage of total operating revenues, and the medical-expense ratio for the periods indicated:

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                          1996             1995              1996                1995
                                      -----------      -----------       -------------       -------------
OPERATING REVENUES:
Premiums                                     95.0%            94.6%               94.9%               94.3%
Management services fees                      4.8              5.2                 4.7                 5.5
Other                                          .2               .2                  .4                  .2
                                      -----------      -----------       -------------       -------------
          Total                             100.0            100.0               100.0               100.0
                                      -----------      -----------       -------------       -------------

OPERATING EXPENSES:
Health care services                         79.3             79.6                82.2                81.3
Selling, general and
     administrative                          19.4             19.6                19.3                19.1
                                      -----------      -----------       -------------       -------------
          Total                              98.7             99.2               101.5               100.4
                                      -----------      -----------       -------------       -------------

Operating income (loss)                       1.3               .8                (1.5)                (.4)
Investment income, net                        1.9              7.4                 1.6                 5.0
Gain on assignment of Medicaid
     contact                                   --               --                 2.1                  --
Income from agreement termination              --               --                  --                 1.6
Settlement expense                             --            (38.7)                 --               (13.4)
                                      -----------      -----------       -------------       -------------
          Income (loss) before
            provision for income taxes        3.2            (30.5)                2.2                (7.2)

Provision for income taxes                    1.1             --                    .8                  --
                                      -----------      -----------       -------------       -------------

Net income (loss)                             2.1%           (30.5%)               1.4%               (7.2%)
                                      ===========      ===========       =============       =============

MEDICAL-EXPENSE RATIO*                       83.6%            84.2%               86.5%               86.2%

MEMBER MONTHS FOR THE PERIOD:
Prepaid
     Commercial                           587,679          567,075           1,730,620           1,636,026
     Medicaid                                  --           26,884              77,496              70,410
                                      -----------      -----------       -------------       -------------
                                          587,679          593,959           1,808,116           1,706,436
Self-funded                               257,216          276,842             778,208             838,959
                                      -----------      -----------       -------------       -------------
          Total                           844,895          870,801           2,586,324           2,545,395
                                      ===========      ===========       =============       =============

PMPM DATA:
Premium revenue - Commercial          $    114.65      $    114.05       $      114.36       $      114.91
Premium revenue - Medicaid                     --           139.49              138.72              137.05
Management services revenue                 13.31            13.56               13.21               13.67
Health care services expense                95.79            97.03               99.81               99.85
Selling, general and
     administrative expense                 16.25            16.31               16.40               15.72


*Health care services expense as a percentage of premiums.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

PREMIUM REVENUE -
The 1.5% decrease in premium revenue during the 1996 quarter reflects 1) the assignment of the Medicaid contract, on which approximately $3,750 of premiums were recognized during the 1995 quarter; 2) a 3.6% increase in member months for the Company's prepaid commercial products; 3) and a .5% increase in the weighted average PMPM premium on prepaid commercial products. The increase in weighted average PMPM premium on prepaid commercial products can primarily be attributed to the aforementioned average increase in premium rates, somewhat offset by the continued migration of the customer base to the Company's more cost effective products and benefit structures.

MANAGEMENT SERVICES REVENUE -
The decrease in management services fees from self-funded employer groups results primarily from the combined effects of a 7.1% decrease in self-funded membership, due largely to the aforementioned downsizing activities of two large self-funded employer groups.

In September 1996, the Company was informed by a customer accounting for approximately 33% of the Company's total self-funded members that the health care services management agreement between the Company and the customer, which expires March 31, 1997, will not be renewed. Management services fees received from the customer during the three and nine months ended September 30, 1996 totaled approximately $1,050 and $3,100, respectively ($1,400 and $3,400, respectively, in the three and nine months ended September 30, 1995). Contributions to net earnings from the contract have historically not been material to the Company's total results of operations due to the operating expenses associated with the administration of the contract and providing services to the customer's members.

In July 1996, the Company was successful in receiving a commitment for the renewal of a multi-year contract, which will begin January 1, 1997, with an existing customer that accounts for approximately 39% of the Company's total self-funded members. The customer has again opted to also offer another competitor's managed care plan. While management anticipates the Company will retain a sizable amount of this customer's members, the possibility exists that existing members will choose to enroll in competing health care plans offered by the employer.

HEALTH CARE SERVICES EXPENSE -
The 2.3% decrease in total health care services expense during the 1996 quarter reflects 1) the assignment of the Medicaid contract, which had higher PMPM medical expenses relative to commercial membership; 2) a .8% decrease in physician expenses on a PMPM basis, due primarily to the net effects of increased health care professional services utilization levels, decreased average cost per service resulting from changes in the mix of service provided, refinement downward of the Company's estimate of physician claims expense in the 1996 quarter, and a reduction in the estimated amount incurred in connection with the Company's risk/reward sharing arrangements with health care professionals; and 3) a 5.8% decrease in hospital expenses on a PMPM basis. This decrease in hospital expense on a PMPM basis can be attributed primarily to the net effects of decreased utilization; increased average cost per service, reflecting changes in the mix of service provided and the effect of transitioning certain less complex services to outpatient settings; refinement downward of the Company's estimate of hospital claims expense during the 1995 quarter outpacing similar refinements during the 1996 quarter; and a decrease in amounts incurred in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established risk targets.

These factors were partially offset by the 3.6% increase in member months for the Company's commercial prepaid products during the quarter and an 11.1% increase in pharmacy expenses on a PMPM basis, resulting primarily from continued industry-wide drug cost inflation. As a result of the 1.3% decrease in health care services expense on a PMPM basis outpacing the .5% decrease in the overall weighted average PMPM premium, the Company's medical-expense ratio decreased to 83.6% in the 1996 quarter from 84.2% in the 1995 quarter.

During the 1996 quarter, the Company continued the implementation of several initiatives designed to decrease health care services expense, particularly the pharmacy expense component. However, there is no assurance that the benefits of such efforts will be realized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -
The 3.3% decrease in expenses for selling, general and administrative ("SG&A") costs in the 1996 quarter largely reflects 1) the reduction during the quarter of the estimated amount of incentive compensation to be paid in relation to 1996, a significant portion of which had been accrued prior to the quarter; 2) the fact that the 1995 quarter included approximately $365 of expenses incurred in connection with the Company's restructuring; and 3) the impacts of implementing various expense control measures. These factors were partially offset by certain increased expenses, which are substantially comprised of 1) compensation, resulting in large part from routine salary adjustments and a net increase in employees since the 1995 quarter of approximately 15, or 3%; 2) commissions paid to sales brokers, as an increased number of smaller employer groups are being sold through such sales channel; and 3) depreciation and amortization expense, relating to additional investments in computer hardware and software.

INVESTMENT INCOME -
During the 1996 quarter, the Company experienced a $3,992 decrease in net gains realized on the investment portfolio as compared to the 1995 quarter. This decline can primarily be attributed to 1) a decrease in the average outstanding portfolio balance, which resulted largely from funding the THOMPSON litigation settlement in October 1995; and 2) the effect of equity investments comprising an increased percentage of the Company's investment portfolio during the 1996 quarter, the earnings on which are not anticipated to be declared and recorded until later in the year.

INCOME TAX EXPENSE -
Income tax expense has been recorded at the highest tax rate applicable to the Company, currently estimated at an effective tax rate of approximately 36%. This rate may ultimately be adjusted based upon 1996 full year results. The Company operated as a tax exempt organization throughout the 1995 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

As previously noted, while many factors discussed in the quarter-to-quarter analysis contributed significantly to the results for the 1996 period, as compared to the 1995 period, certain components of each nine month period's Statement of Income were also significantly impacted by events and trends occurring prior to the three months ended September 30 of each year. Following is a period-over-period analysis of such components:

PREMIUM REVENUE -
The 5.6% increase in premium revenue during the 1996 period reflects 1) the June 30, 1996 assignment of the Company's Medicaid contract to Health Power HMO, Inc., on which approximately $10,750 of premiums were recognized during the six months in 1996 prior to the assignment ($9,650 during the 1995 period); 2) a 5.8% increase in member months for the Company's prepaid commercial products; 3) and a .5% decrease in the weighted average PMPM premium on prepaid commercial products. In addition to the aforementioned average increase in premium rates and the continued migration of the customer base to the Company's more cost effective products, the decrease in weighted average PMPM premium on prepaid commercial products also reflects the continuing effects, primarily in the first three months of 1996, of the Company's decision to decrease overall premium rates throughout 1995 (consistent with its previous not-for-profit mission), as it relates to employer groups having other than calendar year renewals.

MANAGEMENT SERVICES REVENUE -
The decrease in management services fees from self-funded employer groups results primarily from the combined effects of a 7.2% decrease in self-funded membership, due largely to the aforementioned downsizing activities of two large self-funded employer groups and renegotiation of an increased rate with a self-funded employer group during 1995, applied retroactively to the second quarter of 1994.

OTHER OPERATING INCOME -
The increase in other operating income is largely attributable to $540 earned during the 1996 period in connection with the risk sharing agreement with the Company's pharmacy vendor for the contract year ended May 1996. See discussion of pharmacy expense below.

HEALTH CARE SERVICES EXPENSE -
The 5.9% increase in total health care services expense during the 1996 period reflects 1) the 6.0% increase in prepaid member months during the period, which includes a 10.1% increase in member months related to the Company's former Medicaid product despite the assignment of the contract on June 30, 1996; 2) a 1.5% increase in physician expenses on a PMPM basis, due primarily to the net effects of increased health care professional services utilization levels, relatively stable average cost per service, refinement downward of the Company's estimate of physician claims expense in the 1995 period and a reduction in the estimated amount incurred in connection with the Company's risk/reward sharing arrangements with health care professionals; and 3) a 10.9% increase in pharmacy expenses on a PMPM basis, resulting largely from continued industry-wide drug cost inflation.

These factors were partially offset by a 5.2% decrease in hospital expenses on a PMPM basis, which can be attributed primarily to the net effects of decreased utilization; increased average cost per service, reflecting changes in the mix of service provided and the effect of transitioning certain less complex services to outpatient settings; refinement downward of the Company's estimate of hospital claims expense during the 1995 period; and a decrease in amounts incurred in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established risk targets.

As a result of the .4% decrease in the overall weighted average PMPM premium outpacing the less than .1% decrease in health care services expense on a PMPM basis, the Company's medical-expense ratio increased to 86.5% in the 1996 period from 86.2% in the 1995 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -
The 6.0% increase in expenses for SG&A costs in the 1996 period largely reflects the 1.6% growth in overall member months and the continued effect of expenses incurred in connection with infrastructure and new product investments made in order to raise the standard of service provided to current members, to service anticipated membership growth and to manage medical cost inflation effectively. Such increased expenses are substantially comprised of 1) compensation, resulting in large part from routine salary adjustments and a net increase in employees since the 1995 period of approximately 40, or 8%; 2) commissions paid to sales brokers, as an increased number of smaller employer groups are being sold through such sales channel; and 3) depreciation and amortization expense, relating to additional investments in computer hardware and software. These factors were partially offset by a lower amount of incentive compensation accrued to be paid in relation to 1996, as compared to 1995, and the fact that the 1995 period included approximately $1,400 of expenses incurred in connection with the Company's restructuring.

OTHER NON-OPERATING INCOME (EXPENSE) -
During the 1996 period, the Company recognized the aforementioned $4,554 gain on the assignment of its Medicaid contract. See Note 5 of Notes to Consolidated Financial Statements.

The 1995 period included a $3,350 payment received in connection with the termination of an agreement with another managed care entity. This amount represented reimbursement for expenses incurred in 1994 and 1995 for negotiating and implementing infrastructure changes to provide services under the agreement, the cost of negotiating termination of the agreement and an element of compensation for potential lost profits the Company may have realized under the terms of the agreement.

The 1995 period also included the aforementioned $28,000 of litigation settlement expense recorded in connection with the Company's October 1, 1995 reorganization, which stemmed from the 1988 settlement of a judgment against the Company.

FINANCIAL CONDITION

Net cash totaling $5,955 was provided by operations during the first nine months of 1996, resulting primarily from the net effects of 1) the $2,277 decrease in receivables, due in large part to receiving payment of amounts due; 2) the $4,795 decrease in the provider risk pool liability, reflecting primarily the combined impact of the hospitals' year-to-date performance against established risk targets and the Company's payment during the 1996 period of amounts owed to the hospitals for 1995; and 3) the receipt of $6,200 under a vendor agreement during March 1996. See Note 7 of Notes to Consolidated Financial Statements for discussion of the cash received under the aforementioned vendor agreement, and the Company's related obligation. In addition, net proceeds totaling $12,015 were received from the sale of common stock. These net cash receipts were slightly offset by the $586 of net cash used in investing activities, which reflects the net cash impact of investment portfolio transactions and cash received from assignment of the Company's Medicaid contract, less capital expenditures.

As of September 30, 1996, the Company's investment portfolio was comprised of debt securities (71.4%), fixed income mutual funds (10.8%), equity-based mutual funds (9.8%) and money market instruments (8.0%), all of which are available to meet current obligations and classified as securities available-for-sale in the accompanying Consolidated Balance Sheet. Unfavorable fixed income security market conditions, particularly during the second quarter, resulted in unrealized losses on the investment portfolio totaling $215 as of September 30, 1996 compared to unrealized gains totaling $846 as of December 31, 1995. Such net unrealized gains and losses are reflected as a separate component of equity in the accompanying Consolidated Balance Sheets. The Company believes that its cash and cash equivalents, investment portfolio and credit facility will be sufficient to fund its liquidity needs for at least the next 12 months.

CAUTIONARY STATEMENT

The Company wishes to take advantage of the new safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance. Actual results could differ materially from those projected in the forward-looking statements of the Company made by or on behalf of the Company as a result of various factors including without limitation those referred to below.

In making these forward-looking statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected the Company's past results and may affect future results, so that the Company's actual results for the 1996 quarter and beyond may differ materially from those expressed in prior communications.

FUTURE PREMIUM INCREASES; CONTROL OF MEDICAL COSTS -
A substantial portion of the revenues received by the Company are generated by member premiums. Of that revenue, a large portion is used to pay the costs of health care services or supplies delivered to its members. The total medical costs incurred by the Company are affected by the number and mix of individual services rendered and the cost of each service. The Company's premiums are generally set in advance of the actual delivery of services and the related incurring of the cost, generally for a 12-month term. The Company attempts to base the premiums it charges at least in part on its estimate of expected medical costs over the fixed premium period. Competition, regulations and other circumstances, however, may limit the Company's ability to establish premiums at levels sufficient to fully recover the estimated costs on which such premiums were based. In addition, many factors may and often do cause actual medical costs to exceed those estimated costs on which premiums were based. These factors may include without limitation increased utilization of services, change in mix of services, increased cost of individual services, new technologies, catastrophes, epidemics, seasonality, general inflation, new mandated benefits or other regulatory changes and insured population characteristics. There can be no assurance that the Company will be able to continue to estimate medical costs and adequately recover such costs in the future through premiums. If the Company is unable to obtain adequate premiums because of competitive, regulatory or other factors, or is unable to establish acceptable risk sharing arrangements with providers, the Company could incur decreased margins and/or significant losses. Additionally, the Company has entered into new contracts with certain hospitals which are structured to allow the Company to manage medical costs by using a methodology that incorporates a combination of case rate and per diem methods. The Company has limited experience as to the effectiveness of these contracts from a cost management perspective.

The Company recently completed a review by the Health Care Financing Administration ("HCFA") for the purpose of being awarded a contract to offer a Medicare risk product. While the Company received favorable results from the review and believes it will be awarded a risk contract in the near future, there can no assurance that such a contract will be awarded. In the event the Company is awarded a Medicare risk contract, the revenues from such a program (anticipated to commence during the first quarter of 1997) could be adversely affected if reimbursement rates do not keep pace with the rising costs of health care services or supplies, or if the Company is unable to adequately control the medical utilization of the population served by this product. Historically, Medicare reimbursement rates have been subject to fluctuations from year to year. In the event that reimbursement were to decline from projected amounts, the Company would attempt to renegotiate its contracts with its health care providers or initiate additional premiums to members, or both. There can be no assurance that the Company could successfully renegotiate these financial arrangements, and failure to reduce the medical costs associated with such program could have a material adverse effect on the Company's business.

POTENTIAL INACCURACY OF MEDICAL COSTS PAYABLE -
The Company's estimation of its medical costs includes an estimate of claims that have been incurred but not yet reported to the Company. The Company estimates its claims liability on a monthly basis using accepted actuarial methodologies, which are based upon the historical average interval between the date services are rendered, the date claims are reported and the date claims are paid, as well as membership levels and medical cost trends. The Company believes that its reserves are adequate to satisfy its ultimate claims liability. However, there can be no assurance as to the ultimate accuracy or completeness of such estimates or that adjustments to reserves will not cause volatility in the Company's results of operations, particularly as it relates to new products such as Medicare for which there is no ChoiceCare-specific historical data.

COMPETITION AND INDUSTRY TRENDS -
The managed health care industry is highly competitive and in the midst of rapid and radical structural changes driven by attempts to control medical costs. These changes are altering traditional relationships among physicians, patients and hospitals. In this environment it is possible that types of organizations such as preferred provider organizations, traditional indemnity insurance carriers, third-party administrators and others could be more successful than HMOs. The Company competes with all of these types of organizations as well as other HMOs. Many of these competitors have substantially larger enrollments, greater financial resources and offer a broader scope of products than the Company. The Company believes that there are few barriers to entry in its service area, so that the addition of new competitors can occur relatively easily. These additional competitors may enter the service area de novo or as a result of the significant merger and acquisition activity that has occurred in the HMO industry, as well as in industries which serve as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher medical costs. Additionally, certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which would result in a decrease in revenue for the Company. The Company also may face increasing competition in its service area from a developing trend by some health care providers to form their own networks in order to contract directly with employer groups and other customers to provide health care services. Competitive pressures may limit the Company's ability to increase or maintain its premium levels. Such pressures could have a material adverse affect on the Company's results of operations by decreasing profit margins.

GOVERNMENT REGULATION AND HEALTH CARE REFORM -
The Company's business is subject to extensive federal, state and local laws and regulations, including, but not limited to, financial requirements, plan provisions and premium rates, licensing requirements, membership limitations and periodic examinations by governmental agencies. There can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse impact on the Company in the future. Delays in obtaining regulatory approvals or licenses or moratoriums imposed by regulatory authorities could adversely affect the Company's ability to bring new products to the market as planned. Under existing state insurance regulations, Health Plans is required to maintain aggregate minimum statutory capital and surplus. Additionally, the Company may be required to make periodic capital contributions to Health Plans. The Company is also subject to various governmental audits and investigations. Such activities could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. Furthermore, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

Of the states in the Company's service area, only Kentucky has adopted comprehensive health care reform legislation which provides that managed health care companies can offer only certain standard plans, that Kentucky residents have certain rights to insurance, including the right to purchase insurance with restricted pre-existing condition limitations, and requires that an HMO accept any individual who applies for coverage when switching plans. Numerous state and federal legislative proposals have been or may be introduced, and other proposals are being considered, relating to health care reform, including proposals to restructure the Medicare program. Certain of these reforms may reduce fees payable to managed care companies and providers under these plans and increase competition for the limited pool of health care dollars from Medicare beneficiaries. Legislation of this nature generally requires HMOs to contract with any provider who is willing to accept the HMO's reimbursement rates and other terms. Such legislation tends to make it more difficult for HMOs to limit the size of their networks, and, therefore, to negotiate provider discounts in exchange for patient volume. Certain of these legislative proposals, if enacted, could have a material adverse effect on the Company's business.

ANTI-REFERRAL LEGISLATION -
Federal legislation exists including the Medicare/Medicaid Kickback Statute and The Ethics in Patient Referrals Act of 1989, as amended (the "Stark Laws") which prohibit activities deemed to raise the cost of the Medicare and Medicaid programs. These statutes generally prohibit the referral of patients in exchange for remuneration or to a facility in which a physician or family member has a financial interest. The prohibitions on conduct are broad and complex. Failure to comply with these laws could subject the Company to penalties including criminal prosecution and civil fines and treble damages, and exclusion of the Company from the Medicare and Medicaid programs. No assurance can be given that, in the future, the Company will not be found to have violated one or both of these laws. Any such violation could have a material adverse effect on the Company's business.

DEPENDENCE UPON EMPLOYER GROUPS -
The Company's business is dependent upon its ability to obtain and maintain group benefit agreements with employer groups. These agreements are generally renewable on an annual basis. The Company's ten largest employer groups (based on membership) accounted for approximately 27% of its total revenue for the 1996 period. The loss of one or more of these employer groups could have a material adverse effect on the Company. There can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups.

DEPENDENCE UPON HEALTH CARE PROVIDERS -
The Company's profitability is dependent, in large part, upon its ability to contract favorably with hospitals, physicians and other health care providers. The Company's contracts with hospitals are for varying terms. Contracts with physicians are renewable annually, but certain contracts may be terminated on prior written notice by either party. Certain provider contracts contain risk-sharing provisions which may, in certain situations, cause providers to be at risk for additional health care expenditures. If, as a result, providers incur excessive health care expenditures, providers may terminate their contracts with the Company. There can be no assurance that the Company will be able to enter into agreements with providers on favorable terms. Additionally, providers could refuse to contract with the Company altogether, demand higher payments or take actions which could result in higher medical costs, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements.

Certain providers within the Company's service area, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market position or even monopolies. Many of these providers may compete directly with the Company. If such market providers refuse to contract with the Company or utilize their market position to negotiate favorable contracts or place the Company at a competitive disadvantage, the Company's ability to market products or to be profitable in the service area could be adversely affected.

GEOGRAPHIC CONCENTRATION -
The Company's operations are concentrated in southwestern Ohio, northern Kentucky and southeastern Indiana. In the event of losses in this market, the Company will be unable to offset any such losses with profits received from other markets. Certain larger competitors of the Company, which operate on a multi-location or national basis, could offset losses in the Company's service area with profits from other markets. Any adverse economic, regulatory or other developments that may occur in the service area may adversely impact the Company's operations and financial condition. In addition, health care patterns among the population in the service area may result in increased health care costs for the Company. The Company is considering geographic expansion into contiguous markets, but there can be no assurance of such geographic expansion or the Company's success in those new markets.

NEW PRODUCTS AND SERVICES; ACQUISITION -
In order to remain competitive in the industry, the Company intends to introduce new products and services, including a Medicare product. However, there can be no assurance that the Company will be able to develop products and services that will effectively compete with the products and services of other competitors or that such products or services will be profitable. The Company believes that the development and introduction of its new Medicare product will require a substantial amount of resources and capital and will involve additional risks based on the nature of the Medicare population, the potential for adverse selection and government control over reimbursement rates.

The Company may make acquisitions in the future. Significant uncertainties accompany any acquisition and its integration, including, without limitation, the possibility of understated medical costs and contingent liabilities. Due to such uncertainties, any acquisition could have a material adverse effect on the Company.

LITIGATION AND INSURANCE -
The Company is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company is also subject to other types of litigation, including denied benefit claims, poor outcomes for care delivered or arranged, antitrust claims, medical malpractice claims, contract claims and other disputes pertaining to its arrangements with providers, employer groups and their employees, and individual members. Denied benefit claims, or "bad faith" claims, if prosecuted successfully, may result in awards of punitive damages. Such awards generally are not insurable and are not covered under the Company's insurance policies. The Company may incur losses beyond the limits of its insurance coverage, may incur losses that are not insured and may in the future be unable to obtain adequate insurance. Although the Company believes that it currently carries adequate insurance, no assurance can be given that the Company's insurance coverage in the future will be adequate or cost-effective.

MANAGEMENT INFORMATION SYSTEMS -
The Company's management information systems are critical to the Company's current and future operations. The information processed by the management information systems enables the Company to price its services, monitor utilization and other cost factors, and process provider claims. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company's business. There can be no assurance that back-up procedures will be adequate.

DEPENDENCE ON SENIOR MANAGEMENT -
The Company's success is highly dependent upon the performance of its senior management. All members of senior management have entered into three-year employment agreements with the Company which contain one-year non-compete provisions. However, there can be no assurance that a loss of the services of one or several members of senior management would not have a material adverse effect on the Company.

RESTRICTED TRADING -
Currently, there is no trading market for the Company's common shares, and investors are subject to provisions of the Company's Regulations that restrict the ability of a shareholder to sell his or her common shares, except to other eligible investors -- defined as 1) employees of the Company, 2) individual physicians or other health care professionals who have executed a provider agreement with the Company, or 3) credentialed professional employees of a corporation or other entity that has executed a group provider agreement with the Company. Any trades of the Company's common shares will be on an individually negotiated basis between eligible investors. Accordingly, the opportunity to sell the common shares of the Company will be limited, and shareholders may not be able to resell their common shares at a price equal to or greater than the purchase price.

POSSIBLE VOLATILITY OF COMMON SHARE PRICE -
Recently, there has been significant volatility in the market prices of securities of companies in the health care industry. Many factors, including medical cost increases, analysts' comments, announcements of new legislation or proposals or laws relating to health care reform, the performance of, and investor expectations for, the health care industry and the Company, general economic and market conditions, and reports of acquisition activity in the industry may impact the trading price of the Company's common shares.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11.              Computation of Earnings Per Share

    27.              Financial Data Schedule


(b) Reports on Form 8-K

    The Company filed a Form 8-K dated September 18, 1996 reporting 1) the resignation of Paul Nezi, Executive Vice President and Chief Marketing Officer, and 2) the decision of a particular self-funded customer to not renew the health care services management agreement between the Company and the customer upon the agreement's March 31, 1997 expiration.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHOICECARE CORPORATION


Date: November 12, 1996                 By: /s/ Juan M. Fraiz
                                           -------------------------------------
                                           Juan M. Fraiz
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)