Form 10-K405
period 1996-12-31
CHOICECARE CORP \OH\
filed 1997-03-28
CIK 1003931

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended                    Commission File Number: 33-99624
    December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Shares,
                                                               without Par Value
                                                               (pursuant to
                                                               filing Form 8-A)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the registrant's common shares held by nonaffiliates of the registrant as of March 10, 1997: $13,362,440 (1,336,244 shares at $10.00 per share; see Item 5
                                                     included herein)

Number of shares outstanding of the registrant's common shares as of March 10, 1997: 14,852,844

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the ChoiceCare Corporation Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                             CHOICECARE CORPORATION

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I

    Item 1.  Business .......................................................  3
    Item 2.  Properties ..................................................... 17
    Item 3.  Legal Proceedings .............................................. 18
    Item 4.  Submission of Matters to a Vote of Security Holders ............ 18
       --    Executive Officers of the Registrant ........................... 18

PART II

    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters ........................................... 19
    Item 6.  Selected Financial Data ........................................ 20
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................... 21
    Item 8.  Financial Statements and Supplementary Data .................... 28
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ........................... 28

PART III

    Item 10. Directors and Executive Officers of the Registrant ............. 28
    Item 11. Executive Compensation ......................................... 28
    Item 12. Security Ownership of Certain Beneficial Owners
              and Management ................................................ 28
    Item 13. Certain Relationships and Related Transactions ................. 28

PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K ................................................... 29

SIGNATURES .................................................................. 30

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL

     ChoiceCare Corporation (the "Company") is an Ohio for-profit corporation, which is a majority-owned subsidiary of ChoiceCare Foundation (the "Foundation"), an Ohio not-for-profit corporation (formerly named Tristate Foundation for Health and Midwest Foundation Independent Physicians Association). The Foundation was organized in 1978 as a not-for-profit health maintenance organization ("HMO"). The Company was formed in 1995 to serve as a for-profit holding company for the assets and liabilities relating to the Foundation's managed health care operations. Prior to the Restructuring described below, the Company had no assets or operations.

     Pursuant to a Plan of Restructuring (the "Restructuring") adopted by the Board of Trustees of the Foundation on March 10, 1995 and approved by the Foundation's member physicians on May 3, 1995, substantially all of the operating assets and liabilities relating to the Foundation's managed health care operations were transferred to the Company on October 1, 1995 in exchange for all of the issued and outstanding common shares of the Company. The Foundation retained $25 million of cash and marketable securities to pursue its community benefit objectives. Contemporaneously, the Company transferred the assets and liabilities of the managed health care operations to its wholly-owned subsidiary, ChoiceCare Health Plans, Inc. ("Health Plans;" formerly named Choice Benefits Administrators, Inc.), in exchange for all of its issued and outstanding common shares. As a result, since October 1, 1995, the managed health care operations formerly conducted by the Foundation have been conducted by Health Plans.

     The Company, through Health Plans, is licensed by the States of Ohio and Indiana and the Commonwealth of Kentucky to provide and administer managed health care products and services to employer groups, individuals and government-sponsored beneficiaries primarily in Southwestern Ohio, Southeastern Indiana and Northern Kentucky (the "Cincinnati Service Area") and the Dayton, Ohio/Greater Miami Valley area (the "Dayton Service Area"). The Cincinnati and Dayton Services Areas are collectively referred to as the Service Area. In addition, the Company provides claims administrative services and medical management services for self-funded employers.

     Health Plans has one of the largest enrollments of any HMO in its Cincinnati Service Area, serving more than 272,000 members as of January 1997, including commercial members and individuals.

PRODUCTS

     The Company provides and administers managed health care products and services with an emphasis on continually improving health care quality and cost effectiveness. The Company's range of managed health care products and services is provided through its prepaid plans, both HMO and point-of-service ("POS"), and a managed care third-party administrative services program for employers' self-funded medical plans. In addition, the Company has been approved to provide a Medicare risk product and certified as a managed care organization by the Ohio Bureau of Workers' Compensation under the Health Partnership Program. Prior to assigning its Medicaid provider agreement with the Ohio Department of Human Services to another Ohio-based HMO on June 30, 1996, the Company also offered an ADC/Medicaid plan. Under self-funded plans, employer groups pay the Company a monthly management services fee, but medical expenses incurred are funded by the employer groups, whereas prepaid plans are structured to provide health care to employer groups in exchange for monthly premium payments to the Company. The Company's prepaid plans are differentiated primarily by network size and pricing. The pricing policy of each product is driven by historical and projected medical costs, with consideration also being given to market positioning and target customer segments. In general, the more tightly managed limited network products have lower medical costs and, therefore, lower premiums.

     Health Plans offered the following products as of December 31, 1996:

     PRIMARY ACCESS(TM). This HMO product is the Company's largest health care product. With this product, a member chooses a primary care physician ("PCP") who practices family medicine, internal medicine, general medicine or pediatrics. The PCP is responsible for providing routine medical care and for authorizing and coordinating the care received from specialty care physicians, hospitals and other health care providers. Members are referred to certain specialty care providers for a course of treatment for a specific timeframe. If a member fails to obtain a referral authorization prior to consulting certain specialty care providers, he or she may ultimately be financially responsible for the service. This product offers the largest panel of providers to members and, accordingly, charges the highest monthly premium in comparison to the Company's other HMO products. This product is offered to members in prepaid and self-funded employer plans and to individuals.

     SELECT BY CHOICECARE(R). This HMO product is similar to the Company's Primary Access product, but members are offered a smaller panel of participating physicians who are selected based on performance criteria and provide more closely-managed patient care. Accordingly, the monthly premiums are lower than monthly premiums charged to members in the Company's Primary Access plan. This product is offered to members in prepaid and self-funded employer plans.

     CO-CHOICE(R) BY CHOICECARE. Members in this POS product choose between the Company's Primary Access product ("network benefits") or indemnity-type insurance benefits. Network benefits are available when a member follows the requirements of the Primary Access product. If a member chooses a non-participating provider (a provider outside of the network) or does not follow the requirements of the Primary Access product, the member will receive indemnity-type insurance benefits and will pay co-insurance and deductibles and will be required to file claim forms. The Company has contracted with Allianz Life Insurance Company to provide the indemnity insurance coverage to the employers participating in this plan on an insured basis. This product is offered to members in prepaid and self-funded employer plans.

     NEWHEALTH(R). This HMO product is similar to the Company's Primary Access plan and Select by ChoiceCare but the panel of providers is smaller than either of the other HMO plans, practices at a limited panel of hospitals, commits to group-practice development and global incentive/pre-payment, and provides more closely-managed patient care. Monthly premiums charged to members in this plan are the lowest monthly premiums of the three HMO plans. This product is offered as the result of an alliance of Bethesda Hospital, Inc., Good Samaritan Hospital and the Company, and is the first integrated managed health system to be offered in the Company's Cincinnati Service Area. In this system, the three alliance members share in the financial risk of the product. This product is offered to members in prepaid and self-funded employer plans.

     The Company provides managed care administrative services for self-funded employers, including claims processing, medical resource management and enrollment services. Depending upon the employer's contract with the Company, employees in these self-funded plans choose from among the Company's HMO plans or POS plan and receive the same managed care services as members in prepaid plans.

     As previously noted, in addition to the aforementioned products offered as of December 31, 1996, the Company began offering, or anticipates beginning to offer, the following products during 1997. The success of these product offerings is largely dependent upon the Company's ability to successfully market the products and limit the effect, if any, of the risk factors set forth in the Company's CAUTIONARY STATEMENT filed by the Company on November 12, 1996 as part of its Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As such, there can be no assurance of these products' success, financial or otherwise.

     SENIOR HEALTH BY CHOICECARE. This HMO Medicare risk product is provided to Medicare-eligible individuals through a risk contract with the Health Care Financing Administration ("HCFA"). With this product, a member chooses a PCP group which practices family medicine, internal medicine, general medicine or pediatrics. The PCP group is responsible for providing routine medical care and for authorizing and coordinating the care a member receives from specialty care physicians, hospitals and other health care providers. The PCP group designates a primary hospital to deliver all inpatient services for the PCP's members. In addition, the PCP will align with a specialty group of physicians for each of 12 key specialties. If a member fails to obtain referral authorization prior to receiving services from specialty physicians or hospitals, he or she may ultimately be financially responsible for the service. The Company is paid a monthly per-member amount from HCFA in return for arranging for the provision of the services offered under the Medicare product. In February 1997, the Company began enrolling members for a March 1, 1997 effective date.

        WORKERS' COMPENSATION. This product is offered through a contract between the Company and the Ohio Bureau of Workers' Compensation (the "BWC"), under which the Company administers health care services allowed under the state workers' compensation program for those employees whose employers have selected the Company as their managed care organization ("MCO"). Under the contract with the BWC, the Company also offers a provider network and furnishes provider management, but the Company does not insure and is not financially liable for the payment of provider bills. Such payment continues to be the responsibility of the BWC. However, the Company, as the MCO, is expected to act as a pass-through for provider bill submission and reimbursement. An employee may receive health care services from any BWC-certified health care provider, but the Company will encourage the employee to seek care from providers with whom the Company has contracted for workers' compensation services. The Company pays providers for services after the Company receives compensation from the BWC. The Company receives an administrative fee for its management of workers' compensation services and may be eligible to receive bonuses for BWC-established performance targets. The Company is dependent upon a subcontracting arrangement with an independent party for access to a workers' compensation information system, a bill payment system, an electronic interface with the BWC and a 24-hour intake line. During the last quarter of 1996, the Company began marketing this product to employer groups for a March 1, 1997 effective date and has currently enrolled employer groups comprised of approximately 38,000 covered lives.

     DAYTON/GREATER MIAMI VALLEY SERVICE AREA EXPANSION. The Company has received regulatory permission to expand into six additional counties in the Dayton, Ohio area, including the counties of Champaign, Clark, Greene, Miami, Montgomery and Preble. While the Company anticipates offering products similar to its Primary Access and Co-Choice products offered in the Cincinnati Service Area, through a network of approximately 15 hospitals and 1,200 physicians and other health care professionals, contract negotiations continue with certain key providers. The Company anticipates to begin sales to employer groups during the second quarter of 1997.

PROVIDER ARRANGEMENTS

     The Company's business is dependent, in part, upon its contracts with participating providers and hospitals. The Company's participating providers are physicians and other health care professionals who are reimbursed for health care services provided to members at negotiated rates through contractual arrangements with the Company. As of December 31, 1996, these providers include approximately 3,400 participating physicians and other credentialed health care professionals in the Cincinnati Service Area, the only area in which the Company offered products as of December 31, 1996 -- see "Dayton/Greater Miami Valley Service Area Expansion" above. Generally, contracts with participating providers are renewable annually, and may be terminated on 90 days' prior written notice by either party. Certain provider contracts contain risk-sharing provisions which may, in certain situations, cause providers to be at risk for additional health care expenditures. The Company also has contracts with 22 hospitals in its Cincinnati Service Area. Certain of these contracts are with risk/reward sharing hospitals and certain are with other non-risk/reward sharing hospitals. These contracts are for varying terms ranging from one to five years. Contracts with risk/reward sharing hospitals generally utilize a methodology that incorporates a combination of case rate and per diem methods of reimbursement. Contracts with non-risk/reward sharing hospitals generally utilize discounted fee-for-service reimbursement methods. For those providers who have agreed to participate in the Medicare and/or managed Workers' Compensation products, their contracts have been amended to reflect the requirements of those products. In addition, certain providers have entered contracts to provide services only under the Workers' Compensation program.

     PHYSICIANS AND OTHER HEALTH CARE PROFESSIONALS.

     Under the Company's current HMO plans and POS plan, members select a PCP who provides or arranges for non-emergency medical care given to that member. As of December 1996, ChoiceCare had contracted with approximately 1,000 PCPs in its Cincinnati Service Area. The Company's PCPs include internists, family practitioners, pediatricians and general practitioners. Health care services provided directly by PCPs include periodic physical examinations, routine immunizations, well-child care, and other preventive health care services. Health care services provided by obstetrician/gynecologists, that do not require PCP referrals, include well-woman care and maternity care. The Company believes that the successful operation of its HMO and POS plans is dependent, in a large part, upon the ability of PCPs, who coordinate the delivery of care for its members, to accurately determine, with specialists and other health care professionals when applicable, the nature and extent of services to be provided to any given member. The Company believes that physicians and other health care professionals are a critical factor in managing health care costs because they coordinate the overall health care of members and assure the appropriate utilization of hospitals, specialists and other health care professionals.

     The Company has a system of incentive arrangements and medical resource management programs with respect to PCPs and specialty care physicians. The majority of PCPs are compensated pursuant to discounted fee-for-service arrangements with certain portions of these fees held back by the Company and placed in a risk reserve. A small portion of specialty care physicians and other health care professionals are compensated on a capitated basis. In addition, the Company has incentive arrangements which pay additional monies and a percentage of the risk reserve to the physicians and other health care professionals based on measurements of quality, efficiency and patient satisfaction. Risk reserve funds remaining at year-end, if any, are available for payment to the physicians and other health care professionals if the total medical expenditures are within pre-determined ranges. The Company believes that this method of incentive payment is advantageous to the physician, the Company and the members because all share in the benefits of managing health care quality and costs.

     The Company's ability to expand is dependent, in part, on its ability to secure cost-effective contracts with additional physicians and health care professionals or to ensure that existing providers expand capacity to accommodate new members. Generally, all participating provider contracts have one-year terms, are renewable annually and may be terminated upon 90 days' written notice.

     HOSPITALS.

     The Company has negotiated contracts with 22 hospitals in its Cincinnati Service Area to provide inpatient and outpatient hospital care, including inpatient acute care services, ambulatory surgery services, emergency room services, diagnostic radiology services, radiation oncology services, nuclear medicine services, outpatient cardiac rehabilitation services and certain other services. Certain of these contracts are with "core" hospitals, referred to as risk/reward sharing hospitals, and certain of these contracts are with other hospitals. All participating hospitals agree to provide services to members in at least the same time availability as offered to other patients. Hospitals agree to participate in, and comply with, the utilization review, quality improvement and risk management programs as designated from time to time by the Company. The Company completed renegotiation of its hospital contracts for the risk/reward sharing hospitals effective January 1, 1996. The terms of these contracts range from two and one-half years to five years.

     In addition, these contracts contain risk/reward sharing and incentive programs. These programs are based on the year-end surplus or deficit in the Hospital Reimbursement Fund (the "Hospital Fund"). The Company funds the Hospital Fund monthly from member premiums and draws from the fund, as necessary, to pay claims for covered inpatient and outpatient hospital services. If, at year-end, there is a surplus in the Hospital Fund, the Company pays 50% of the surplus to the risk/reward sharing hospitals. If, however, at year-end, there is a deficit in the Hospital Fund, the risk/reward sharing hospitals are responsible for 50% of the deficit. To cover the hospitals' share of potential deficits in the Hospital Fund, the Company currently withholds five percent of inpatient claims during the year (as a "risk reserve"). The Company, however, is able to adjust, on a quarterly basis with 30 days' written notice, the amount of risk reserves withheld under certain circumstances.

     To provide an additional impetus for improvements to each hospital's quality and efficiency, up to 50% of the remaining balance in each hospital's risk reserve is used (together with a matching amount paid by the Company and participating self-funded plans) to fund an incentive program. Although the total incentive payment available to each hospital is based on year-end results, the hospital incentive program provides for semi-annual incentive payments (as long as the Hospital Fund is not operating at a deficit). Incentive payments are based on certain criteria developed by the Company. In 1996, the Hospital Fund operated at a deficit, and the hospital risk reserves were used to cover such deficit. Consequently, no hospital incentive payments were paid or accrued to be paid for 1996 as a result of prepaid membership.

     The hospital risk/reward sharing and incentive programs generally apply only to services rendered to members in HMO plans. If, however, the Company and the plan sponsor of a self-funded plan mutually agree, the risk/reward sharing and incentive programs are extended to services rendered to members of the self-funded plan. In that case, the plan sponsor contributes, with respect to the services rendered to the members of the self-funded plan, the amounts which the Company would have been required to contribute if those services had been provided to members covered under an HMO plan.

     The Company has renegotiated its hospital contracts with the non-risk/reward sharing hospitals in its Cincinnati Service Area to obtain lower discount rates. These hospitals are generally reimbursed on a discounted fee-for-service basis.

     MEDICARE RISK PRODUCT.

     In connection with the Medicare risk product, the Company has contracted with physicians and other health care professionals, hospitals and ancillary service providers to provide services to Medicare beneficiaries. Initially, the PCPs, specialty care physicians and ancillary providers are to be reimbursed according to a discounted fee-for-service arrangement, although the Company anticipates that the specialty care physicians, and possibly the ancillary care providers, eventually will be shifted to a capitation program. The hospitals participating in the Medicare risk product will be reimbursed on a capitated basis (i.e., at 43% of the per member per month ("PMPM") amount paid to the Company by HCFA). The hospitals and the PCPs (and indirectly, the specialty care physicians) will eventually participate in an incentive program that is established for each care team (i.e., the integrated unit that is formed by a PCP, the particular hospital to which such PCP refers Medicare members and the specialty care physicians to whom the PCP refers Medicare members). The Company will withhold a percentage of each hospital's capitation payment in order to fund the incentive program for each care team. Any surplus or deficit in each care team's incentive pool will be split as follows: 20%-ChoiceCare, 30%-Hospital, 50%-PCPs. Physicians will not be put at risk for the first two years of the contract and their risk will be capped at $3.00 PMPM thereafter; the Company will assume the physicians' share of any deficit during these first two years.

     ANCILLARY SERVICES.

     The Company has negotiated discounted contracts with approximately 150 ancillary service providers for ancillary services such as nursing services, home health agencies, laboratories, outpatient diagnostic radiological services, durable medical equipment, ambulance services, pharmacy and occupational, physical and speech therapy. The contracts for laboratory and outpatient diagnostic imaging services are on a capitated basis with certain risk-sharing features, while other contracts include incentives for appropriate utilization of services. The Company's mental health and chemical dependency services, diagnostic imaging services and pharmacy benefits are managed by third-party vendors.

MARKET

     Ohio, Kentucky and Indiana had a population of approximately 21 million in 1996. With the expansion into the Dayton Service Area, approximately 15% of this population resides in the Company's Service Area. Within the Service Area, the Company estimates approximately 1.9 million people are enrolled in managed care plans (HMOs, preferred provider organizations ("PPOs") and POS plans). The Company believes there are still opportunities to grow commercial business within its Service Area but also believes there is substantial opportunity in the Medicare and Workers' Compensation markets as well as contiguous service areas that are less penetrated with managed care enrollment.

     A majority of employers continue to fund their medical benefit plans through arrangements with commercial insurance carriers or HMOs. However, a significant portion of employers in the Service Area fund their own medical benefit plans and retain third-party administrators ("TPAs") to provide various services including claims administration, processing and payment, member communications and cost containment. Although a larger number of employers continue to fund their plans through insurance, self-funded plans are offered predominantly by larger employer groups. Two types of administrators compete for the large numbers of eligibles (i.e., employees) in the self-funded market. One type, the administrative services only ("ASO") administrator, sells services based on low administrative fees, speed of claims processing and customization, and offers minimum medical management services. The other type, with which the Company is closely aligned, includes commercial insurance/HMO carriers that offer self-funded managed care benefit options. These carriers compete less on price, and more on value added medical management services and programs. There are approximately 13 such commercial insurance/HMO carriers, including the Company, offering self-funded options in the Service Area.

MARKETING

     The Company markets its prepaid health plans and third-party administrative services primarily to employer groups as a replacement for or alongside traditional fee-for-service indemnity plans or other managed care plans. The Company generates membership growth through several different sales channels. Prospective employer groups with less than 100 employees are generally sold through a network of approximately 150 contracted independent brokers. Prospective employer groups with more than 100 employees are generally sold by the Company's sales representatives, but may also be sold by one of the Company's contracted independent brokers. A solid relationship with consultants largely present in groups with 500 or more employees is also seen as an essential component of the sales channel. Also critical is membership growth and retention from existing accounts which are actively managed by the Company's account management staff.

     During the Company's typical sales cycle for commercial business, the Company's representatives first make presentations to employer groups. Once the employer group agreement is executed, the Company directly communicates with employees. The Company uses print, television, radio, newspaper advertising, worksite presentations and educational sessions to market and educate members and potential members about its products. Other communications to reinforce the Company's message include a quarterly magazine, member educational brochures, employer and broker seminars and physician and office staff newsletters. The Company has received local awards for its print and media advertising.

     Senior Health will primarily be marketed directly to individual Medicare beneficiaries, although some group sales are also expected. Medicare marketing is extensively regulated by HCFA.

COMPETITION

     Managed care companies operate in a highly competitive environment. The Company believes that the most important competitive factors affecting its ability to retain and increase membership include comprehensive benefit packages, the price employers are willing to pay for these benefits, the size and reputation of its provider networks and customer service quality. While the competitive pressure is intense from local, regional and national carriers, the Company believes the future managed care market in the Service Area will largely be dictated by the importance national carriers place on the Service Area and the resulting tactics they use to penetrate the market and improve market share. The Company's competition comes from local or regional managed care companies such as Anthem, Blue Cross/Blue Shield of Ohio, Health Services Preferred and Ohio Health Choice Plan. The Company also competes with national carriers such as United/MetraHealth, Pacificare/FHP, Aetna/U.S. Healthcare, Humana, Prudential and CIGNA/Healthsource (pending merger). Many of these competitors have greater financial resources and offer a broader range of products and/or benefit packages than the Company. Additional competitors may also enter the Company's Service Area in the future, either de novo or by acquiring a current competitor in the Service Area.

     Additionally, the hospital systems in the Service Area are positioning themselves to compete with the Company by directly contracting with employers and government payors, such as HCFA. Certain of these hospital systems have already obtained HMO licenses, and others are believed to be considering obtaining them. Legislative developments may make it easier for these hospital systems (either directly or through integrated delivery systems, such as physician hospital organizations or provider services networks) to contract on a "risk" basis.

     The Company also competes with other managed health care companies that enter into contracts with independent physicians, physician groups and other providers. Competitive factors influencing a physician's or other provider's decision to contract with the Company include potential membership (i.e., patient) volume, reimbursement rates, timeliness of reimbursement and other administrative service capabilities. An inability to contract with certain physician groups or hospitals (with exclusivity or nearly exclusive contracts) could negatively impact the attractiveness of the Company's provider networks and its managed care product offerings.

REGULATION AND RECENT LEGISLATION

     FEDERAL REGULATION.

     FEDERAL QUALIFICATION. The Federal Qualification Act of 1973 (the "Act") fostered the development and growth of HMOs. The Act created a regulatory scheme under which the federal government certified HMOs which qualified by complying with stringent operational and organizational requirements (i.e., benefit offerings, benefit delivery, rating methodology, fiscal stability, quality assurance programs, etc.) Federal qualification thus served, to some extent, as a seal of approval, with the result that federally qualified HMOs were perceived by employers as providing higher quality services. Federal qualification also had a practical advantage, in that employers were required, under certain circumstances, to offer federally qualified HMOs to their employees. Additionally, the Act preempted certain types of state laws that were barriers to the development of HMOs.

     In 1988, Congress passed amendments to the Act (the "1988 Amendments") which, among other things, lessened the specific administrative requirements of HMOs and ended the mandated employer offering of federally qualified HMOs as of October 24, 1995. As a result of the 1988 Amendments, HMOs can no longer rely on the employer mandate, but have gained greater flexibility to position themselves favorably in the health care coverage market.

     The Foundation became federally qualified on March 26, 1985, and operated as a federally qualified HMO in its Ohio service area until the transfer of the Foundation's managed care assets to Health Plans on October 1, 1995. Health Plans became federally qualified in its Cincinnati Service Area on January 24, 1997.

     ERISA. The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), applies to most workplace health plans, with the exception of certain church plans and government plans. Excluded government plans consist of plans offered by state and federal governments and their political subdivisions, for their employees and covered dependents. When it applies, ERISA preempts most state laws related to workplace health plans, except laws regulating the business of insurance. This creates a dichotomy between insured plans, including HMO plans, which are subject to state regulation, and self-funded plans, which are not. Additionally, the courts have held that state court actions for compensatory damages (e.g., pain and suffering) and for punitive damages (e.g., "bad faith") are preempted by ERISA with respect to all health plans governed by ERISA, including insured plans.

     A number of state officials believe that the states should regulate self-funded plans and have urged Congress to modify or repeal ERISA's broad preemption. Plaintiff personal injury attorneys, presently barred from recovering compensatory and punitive damages in connection with benefit claims, have added their considerable support to these efforts. If ERISA is modified to permit denied benefits claimants to recover punitive damages and damages for pain and suffering and mental anguish, the impact on the managed care industry, and indirectly on those employers who provide their workers with health care coverage, would be substantial. If ERISA is repealed or altered to permit state regulation of self-funded plans, the effects would be even more far-reaching and difficult to predict.

     Unlike traditional state insurance laws and regulations, ERISA does not mandate specific benefits or the use of specific types of providers. ERISA also does not require plans to meet minimum capital or reserve requirements or to comply with any of the financial solvency measures typically required of insurers and HMOs. Instead, ERISA imposes rules intended to assure that plan assets are used for the exclusive purposes of providing benefits to participants and their covered dependents and minimizing expenses associated with plan administration. These rules impose fiduciary obligations on certain parties, require plan assets to be held in trust or by an insurer, and ban certain transactions between plans and interested parties. These rules were written primarily to apply to retirement funds, and there is little guidance available with respect to the application of these rules to managed care arrangements. As a result, it is possible that the Department of Labor, the courts or plan sponsors may raise questions concerning whether certain managed care arrangements, or the way in which they are implemented by Health Plans, are compatible with ERISA's requirements.

     MEDICARE-RELATED LEGISLATION. The Company's contract with HCFA subjects the Company to various federal legislation which prohibits activities that are deemed to be "fraudulent" or "abusive" and that would, thereby, raise the cost of the Medicare and Medicaid programs. The Medicare/Medicaid Anti-Kickback Statute prohibits the knowing or willful solicitation, offer, or payment of any remuneration, whether direct or indirect, overt or covert, in cash or in kind, in return for: (i) referring an individual for the furnishing of any item or service; or (ii) purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service, for which payment may be made, in whole or in part, under Medicare or Medicaid. The Ethics in Patient Referrals Act of 1989, as amended (the "Stark Laws"), prohibit a physician from referring patients for "designated health services" to a facility in which the physician (or a family member of the physician) has a "financial interest;" and prohibit any person from billing patients or other third-party payors for designated health services provided pursuant to prohibited referrals. These prohibitions are very broad, encompassing many business transactions that are permissible outside of the health care context; yet, there is very little guidance as to what constitutes "fraudulent" or "abusive" activity in the context of managed care. There are no exceptions for de minimis violations of these laws. Courts have reasoned that if even one purpose of any remuneration is to induce referrals of patients or services under the Medicare or Medicaid programs, there may be a violation.

     The penalties for willful violations of the Medicare/Medicaid Anti-Kickback Statute and/or the Stark Laws are severe, including criminal prosecution and fines, civil fines, "treble" damages, and exclusion of offending providers or suppliers from the Medicare and Medicaid programs.

     The Omnibus Budget Reconciliation Act of 1990 prohibits payment of any incentive to induce a physician to withhold treatment from an individual Medicare beneficiary. HCFA has promulgated regulations under this law that govern the use of any HMO physician incentive plan ("PIP") for services to Medicare beneficiaries. These regulations do not prohibit PIPs, but do subject the Company to certain reporting requirements and to the potential for obtaining stop-loss coverage for physicians if the Company's PIP puts physicians at substantial financial risk for services which they do not provide. Failure to abide by these regulations could subject the Company to civil monetary penalties or exclusion from the Medicare program.

     HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996. The Health Insurance Portability and Accountability Act ("HIPAA") was signed into law by President Clinton on August 26, 1996. This law was intended to make it easier for individuals to maintain coverage under their current employer's health plan -- and to obtain coverage under their next employer's health plan -- even if their health status might otherwise make them uninsurable. This law amends ERISA, the Internal Revenue Code and the Public Health Service Act.

     HIPAA's key coverage provisions are its new portability and nondiscrimination rules. These new rules: limit the length of pre-existing condition exclusions; require health plans to credit prior creditable coverage against any exclusion period; require health plans to issue (and accept) certificates of prior creditable coverage; allow certain individuals who have lost other coverage to enroll outside of their plan's normal open enrollment periods; and prohibit discrimination based on health status-related factors. These rules affect self-funded plans and insured plans.

     HIPAA also contains a number of reforms aimed specifically at the group market. These reforms are applicable only to health insurance issuers - not self-funded plans. These new group market rules: require guaranteed issue in the small group market; require guaranteed renewability in the small and large group markets; and require health insurance issuers to disclose certain information to their customers in the small group market.

     HIPAA also creates new rules for the individual market. The new individual market rules require guaranteed issue for eligible individuals (i.e., certain persons with prior coverage) and require guaranteed renewability. States, however, may opt out of the individual market rules if they provide "acceptable alternative mechanisms" for guaranteeing that all eligible individuals will have a choice of coverage.

     To allow the states an opportunity to continue their regulation over the insurance business, HIPAA creates a complex state-federal enforcement scheme that allows the states to adopt and enforce their own standards, provided they do not conflict with HIPAA's minimum requirements.

          HIPAA also creates a trial program for "Medical Savings Accounts." These accounts are similar to Individual Retirement Accounts, except that they are intended to provide funds for health care expenses rather than for retirement expenses. Medical Savings Accounts may only be established in connection with a qualifying ("high deductible") health plan.

     The Company, as an HMO, has never been allowed to discriminate against individuals based on health status, and it has not used pre-existing condition exclusions in its HMO products. (The non-network, indemnity-style benefits portion of the Co-Choice product does have a pre-existing condition exclusion.) The overall effect of HIPAA on the Company, therefore, may be that it will force some of the Company's competitors to limit or abandon practices that gave them a competitive advantage in certain market segments.

     MENTAL HEALTH PARITY ACT OF 1996. The Mental Health Parity Act prohibits health plans and health insurance issuers from adopting annual or lifetime dollar limits for mental health services that are different from any similar limits on other medical services, unless extending similar limits for mental health services would cause a health plan's premiums to increase by more than 1%. The Company's prepaid products do not contain dollar limits on mental health services. This legislation will, however, require changes to the mental health benefits available under the non-network, indemnity portion of the Co-Choice POS product.

     STATE INSURANCE REGULATION.

     Health Plans is subject to the HMO laws and regulations of the States of Ohio, Kentucky and Indiana.

     OHIO. To obtain a certificate of authority as an HMO, Health Plans was required to file a detailed description of its proposed plan of operations, provider network, service area, finances and governance. It remains under a continuing obligation to file with, and obtain the approval of, the Superintendent of Insurance for any major modification of its operations, as described in its application, if the modification affects: the solvency of Health Plans, its continued provision of health care services, or the manner in which it conducts its business. Additionally, its evidences of coverage, rates, contracts with providers, solicitation documents and requests for expansion of approved service area are subject to review and approval by the Superintendent.

     As an HMO, Health Plans is required to provide unlimited "basic health care services" to its members. These services include: physician services; inpatient hospital services; outpatient medical services; worldwide emergency health care services; diagnostic laboratory services; diagnostic and therapeutic radiological services; and preventative health care services, including, but not limited to, voluntary family planning services, infertility services, periodic physical examinations, prenatal obstetrical care, and "well-child" care. "Basic health care services" do not include dental care, mental health services or experimental procedures. Health Plans is permitted to offer supplemental benefits, such as podiatric care, mental health services, substance abuse treatment, home health services, prescription drugs and physical therapy services.

     An HMO may not cancel or refuse to renew the coverage of a member because of health status or requirements for health care services. Each HMO is also required to hold an annual open enrollment period, during which individuals may enroll without regard to their health status or health care requirements.

     Health Plans is required by Ohio to maintain a net worth of at least 10% of its liabilities, subject to a minimum amount of $500,000 and a maximum amount of $2.5 million. Health Plans is also required to maintain a deposit with the Superintendent of $250,000. Health Plans is subject to periodic review and audit by the Department of Insurance. State insurance law governs the types of investments an HMO may make.

     INDIANA. To obtain a certificate of authority as an HMO, Health Plans was required to file a detailed description of its proposed service area, plan of operations, provider network, financial feasibility plan, and governance, in addition to filing financial statements. Subject to certain limitations established by the Commissioner of Insurance, it remains under a continuing obligation to file with, and obtain the approval of, the Commissioner for any major modification of its operations, as described in its application. Additionally, its evidences of coverage, rates, contracts with providers and solicitation documents are subject to review and approval by the Commissioner.

     As an HMO, Health Plans is required to provide unlimited "basic health care services" to its members, when "medically necessary." These services include: preventive care; inpatient and outpatient hospital and physician care; diagnostic laboratory care; diagnostic and therapeutic radiological services; and emergency care. "Basic health care services" do not include: mental health services; substance abuse treatment; dental services; vision services; and long-term rehabilitation treatment. An HMO may offer additional health care services beyond the required "basic health care services." In addition, mammography screening is a required service, subject to certain age conditions and frequency limitations.

     Indiana has a variety of alternative measures for calculating an HMO's required minimum net worth. Under the various alternatives, Health Plans is required to maintain a minimum net worth of approximately $13.7 million at December 31, 1996. Indiana also has a deposit requirement of $250,000, but this requirement is satisfied by Health Plans maintaining $500,000 on deposit with the State of Ohio. Health Plans is subject to periodic review and audit by the Department of Insurance. State insurance law governs the types of investments an HMO may make.

     KENTUCKY. Kentucky's HMO law is intended to complement the federal Health Maintenance Organization Act of 1973, as amended. Kentucky's HMO code and regulations are not intended to be in conflict with the federal act and the regulations thereunder. It is not clear, however, if the Kentucky HMO code adopts the requirements of the federal act.

     To obtain a certificate of authority as an HMO in Kentucky, Health Plans was required to file a detailed description of its proposed plan of operations, provider network, finances and governance. It remains under a continuing obligation to file with, and obtain the approval of, the Commissioner of Insurance for any major modification of its operations, as described in its application. Additionally, its evidences of coverage, rates, advertisements and solicitation documents are subject to review and approval by the Commissioner.

     Kentucky requires every HMO health plan to provide coverage for: a newly-born child from the moment of birth without positive enrollment; low-dose mammography screening meeting certain minimum standards; and medically necessary procedures to correct temporomandibular joint disorders and craniomandibular jaw disorders, where the HMO contract provides coverage for surgical or non-surgical treatment of skeletal disorders.

     Kentucky requires every group HMO health plan to offer the master policyholder the option to purchase the following coverages: a specified minimum treatment for alcoholism; inpatient and outpatient treatment of mental illness, at least to the same extent and degree as coverage for the treatment of physical illnesses; routine nursing care for a well newly-born child for up to five days in a hospital nursery where the group policy provides maternity benefits; a minimum of 60 days of home health care each year; and long-term health care. The master policyholder is not required to purchase any of these group coverages.

     An HMO may not cancel or refuse to renew the coverage of a member because of his or her health status or requirements for health care services. Each HMO is also required to hold an annual open enrollment period, during which qualified individuals may enroll without regard to their health status or health care requirements.

        Health Plans is required by Kentucky to maintain a net worth of $1.25 million. Kentucky also has a $500,000 deposit requirement, $250,000 of which is satisfied by the funds Health Plans maintains on deposit with the State of Ohio. Health Plans is subject to periodic review and audit by the Department of Insurance. State insurance law governs the types of investments an HMO may make.

     HEALTH CARE REFORM.

     FEDERAL REFORM. In response to the continued escalation of health care costs, and in an effort to protect the Medicare trust fund, numerous packages aimed at reforming the Medicare program have been introduced in Congress. If Medicare spending persists at its current level, the Medicare trust fund is expected to be insolvent by the year 2000. Current Republican and Democratic reform proposals are structured to encourage Medicare-eligible individuals to join managed care organizations, thereby reducing costs to the Medicare program. Not all reform proposals, however, would operate in favor of managed care companies. Certain reforms propose revisions to the current capitation rate methodology and could result in lower reimbursement amounts for managed care companies and their participating providers. Other reforms could result in an increase in competition for the limited pool of health care dollars from Medicare beneficiaries. The current proposals for federal legislation are expected to undergo significant revisions prior to approval and implementation. The Company cannot predict what effect, if any, these proposals will have on Health Plans if and when enacted. No assurance can be given, however, that enactment of any federal and/or state health care reforms will not have a material adverse effect on Health Plans' business.

     MANAGED CARE LEGISLATION. A number of legislative initiatives have been proposed at the state and federal levels, the effect of which would be to limit certain arrangements used by managed care organizations to control the cost and to enhance the quality of the medical care provided to their members. These legislative initiatives, which include proposals labeled by their proponents as "any willing provider," "patient protection" and "freedom of choice" acts, typically attempt to protect specific classes of providers from competition. To date, Kentucky is the only state in which Health Plans currently operates that has adopted legislation of this nature affecting HMOs. There is no assurance that similar managed care initiatives will not be adopted in the other states in the future.

     KENTUCKY. In 1994, Kentucky adopted a health reform act (the "Reform Act") that has had, and is expected to continue to have, a wide-ranging effect on the delivery and funding of health care in that state. Among its many provisions, the Reform Act requires all insurers (including HMOs) to offer only certain standard plans in an effort to make it easier for purchasers to compare competing plans. The Reform Act requires insurers and HMOs to offer and issue the basic health benefit plan on a "guaranteed-issue" basis, which means that no applicant can be turned down except for nonpayment of premiums, thereby requiring all carriers to issue coverage to each member of a group and to each individual who applies, regardless of the individual's health. The Reform Act further subjects all carriers to a limited "portability" requirement, with the result that if a member switches plans, the new plan generally may not impose new pre-existing condition limitations. Insurers and HMOs must also use a "modified community rating methodology" to determine premiums for all health benefit plans issued or renewed to employers with 50 employees or less, individuals, and participants in the Alliance described below. The Reform Act further establishes pricing parameters which have the potential of limiting an amount of rate increase a carrier may be able to implement without completing a rate hearing process, thereby potentially limiting the opportunity for the carrier to achieve an appropriate premium. In addition, the Reform Act incorporates an "any willing provider" provision, which prohibits discrimination against any provider located within the geographic coverage area of the plan who is willing to meet the health plan's terms and conditions of participation. The Reform Act also creates an exclusive, statewide health care coverage purchasing Alliance in which all state government employers are required to participate. Individuals and county and local employers with 50 employees or less are eligible to participate if they wish. Employees and individuals who obtain their health coverage through the Alliance are able to choose from any of the carriers certified by the Alliance as accountable health plans.

     Health Plans was certified as an accountable health plan, but voluntarily left the Alliance in 1996 rather than agreeing to bring its rates below the threshold established by the Alliance. Dropping its rates to the level required by the Alliance would likely have resulted in inadequate premium rates to Health Plans. Leaving the Alliance resulted in the Company's loss of approximately 3,200 members during January 1996.

     OHIO. Ohio has a number of currently pending legislative proposals, including "any willing provider" provisions, bills mandating coverage of certain benefits or benefit levels, and bills regulating HMOs' conduct. One such bill is the "Health Plan Standardization Act," drafted by the Ohio State Medical Association. This proposed legislation sets forth strict processes to which HMOs must adhere when dealing with provider contracting and credentialing and performing utilization review and quality assurance procedures.

     In addition, a bill drafted by the Department of Insurance has been introduced. This bill, called the Uniform Licensure Act, is based on the current HMO code, but if enacted, it would bring all entities which utilize managed care techniques and which accept risk under the same legal standards and requirements. The effect of this legislation would be to allow greater competition from provider organizations.

     INDIANA. The Indiana legislature has several bills pending which would affect the operations of HMOs. The majority of these bills involve allowing direct access of members to certain medical specialists, extending mental health parity and providing state tax credits to businesses which offer mental health benefits, and mandating specific grievance procedures for member complaints.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 560 employees, none of whom are subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES
         ----------

     As of December 31, 1996, the Company leased approximately 129,000 square feet of office space in Cincinnati, Ohio, which serves as the Company's corporate offices, and approximately 5,900 square feet of office space in Dayton, Ohio.

     The majority of the Company's office facilities are under a lease arrangement that expires during February 1998. Currently, the Company is considering entering into a new ten-year lease agreement for a 200,000 square foot stand-alone office facility in Cincinnati, Ohio. Although terms of the lease are subject to negotiation, annual lease payments are estimated to be approximately $2,125,000 per year.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is routinely involved in litigation matters arising in the normal course of business. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Company's consolidated financial position. See Notes 5 and 11(b) of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Company did not submit any matters to a vote of security holders during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 10, 1997)
------------------------------------

         NAME                               AGE                                   PRESENT POSITION
         ----                               ---                                   ----------------
Daniel A. Gregorie, M.D.                     47           President, Chief Executive Officer and Chairman of the Board of
                                                          Directors

Thomas D. Anthony, Esq.                      44           Executive Vice President, Chief Legal Officer and Secretary

Michael J. Barber, M.D.                      48           Executive Vice President and Chief Medical Officer

Jane E. Rollinson                            37           Executive Vice President, Chief Operating Officer, Treasurer and a
                                                          Director

Juan M. Fraiz                                39           Vice President and Chief Financial Officer


Daniel A. Gregorie, M.D. has been President and Chief Executive Officer of the Company since October 1995, and previously served in the same positions with the Foundation since 1989. He was elected Chairman of the Board of Directors on March 5, 1997.

Thomas D. Anthony, Esq. has been Executive Vice President, Chief Legal Officer and Secretary of the Company since January 1, 1996. Prior to that he was a partner with the law firm of Frost & Jacobs, Cincinnati, Ohio, since 1989.

Michael J. Barber, M.D. has been Executive Vice President and Chief Medical Officer of the Company since October 1995, and previously served as Executive Vice President, Medical Systems and Chief Medical Officer of the Foundation since August 1995. He was Medical Director and Senior Vice President of Clinical Services of the Foundation from 1990 to August 1995.

Jane E. Rollinson has been Executive Vice President, Chief Operating Officer and Treasurer of the Company since October 1995, and previously served as Executive Vice President, Operating and Corporate Support Systems of the Foundation since May 1993. She was Senior Vice President, Finance from
August 1991 to May 1993 and was Vice President from February 1990 to August 1991. She was Chief Financial Officer, Treasurer and Secretary of the Foundation from 1989 through November 1995. She was named a Director of the Company on March 5, 1997 to complete the unexpired term of Robert Westheimer, which resulted from his death on February 23, 1997.

Juan M. Fraiz has been Vice President and Chief Financial Officer of the Company since December 5, 1995. He was Vice President, Financial Reporting Group of NationsBank Corporation, from April 1994 to November 1995. He was Vice President and Chief Financial Officer of Woburn National Bank from April 1992 to April 1994. He was Chief Financial Officer of Stonyfield Farm, Inc. from August 1991 to April 1992 and was Senior Vice President and Chief Financial Officer of BTB Corporation/Boston Trade Bank from July 1988 to July 1991.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

     There is no established public trading market for the Company's common shares nor published quotations related to the common shares. Any trades of the Company's common shares are on an individually negotiated basis between eligible investors. To the Company's knowledge, which is not complete, there have been a limited number of trades in the Company's stock during 1996, negotiated among eligible investors, at approximately $10.00 per share. The Shareholder Agreement between the Company and the Foundation prohibits the Company from paying dividends on its common shares until after March 15, 2001, unless certain specific events, as defined in the Shareholder Agreement, occur prior to that date. No dividends were paid in 1996. See Note 3 of Notes to Consolidated Financial Statements.

As of March 10, 1997, there were 1,076 shareholders of record of the Company's common shares, consisting of 1,075 eligible investors and the Foundation.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                1996              1995             1994              1993             1992
                                                ----              ----             ----              ----             ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING STATISTICS)
STATEMENT OF OPERATIONS DATA:
 Premium revenue                               $276,609          $267,127         $247,330         $246,233          $226,819
 Management services revenue                     13,277            15,124           10,174            3,042             2,206
 Other operating revenue                          1,941               589            1,562               60                21
                                               --------          --------         ---------        --------          --------
   Total operating revenue                      291,827           282,840          259,066          249,335           229,046

 Investment income (loss), net                    5,692            12,385             (464)           5,824             5,134
 Settlement expense (1)                              --            28,000               --               --            19,035
 Net income (loss)                                4,876           (15,353)          13,517           23,385             4,941

 Earnings per common share                          .34
 Pro forma earnings per common
  share (2)                                                           .50

BALANCE SHEET DATA:
 Total assets                                  $149,788          $147,187         $128,334         $110,921           $88,608
 Shareholders' equity                            50,552            34,529           49,036           35,519            12,134

OPERATING STATISTICS:
 Medical-expense ratio (3)                        85.2%             85.9%            82.3%             81.2%            82.2%

 Members at end of year:
   Prepaid
    Commercial                                  198,076           192,596          162,142          155,059           150,111
    Medicaid (4)                                     --            12,138            7,064            6,453             5,252
                                                -------           -------          -------          -------           -------
                                                198,076           204,734          169,206          161,512           155,363

   Self-funded                                   85,050            88,577           85,916           19,536            18,021
                                                -------           -------          -------          -------           -------
      Total                                     283,126           293,311          255,122          181,048           173,384
                                                =======           =======          =======          =======           =======
--------------

(1) Relates to the settlement of the THOMPSON litigation. See Note 5 of Notes to Consolidated Financial Statements.

(2) Through September 30, 1995, the Company operated as a social welfare organization under Section 501(c)(4) of the Internal Revenue Code and, except for its for-profit subsidiary, accordingly, was not subject to federal income taxes or certain accounting standards applicable to for-profit entities. The pro forma earnings per common share is based upon 13,500 issued and outstanding common shares and the Company's net income after giving effect to (i) the estimated provision for income taxes that would have been reported in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" had the Company filed income tax returns as a for-profit corporation; (ii) the application of Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Certain Debt and Equity Securities" to the accounting for marketable securities; and (iii) a reduction in other expenses of $28,000 relating to the settlement of the THOMPSON litigation. The pro forma tax provision is based on an assumed effective tax rate of 35.5%. See Note 12(a) of Notes to Consolidated Financial Statements.

(3) Calculated as total health care services expense as a percentage of premium revenue, this ratio indicates the percentage of premium revenues expended on providing total health care services to the Company's members.

(4) Effective June 30, 1996, the Company assigned its Medicaid provider agreement with the Ohio Department of Human Services to another health maintenance organization, and no longer serves Medicaid members. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

(In thousands, except member and PMPM data)

OVERVIEW
--------

During 1996, the first full year ChoiceCare Corporation (the "Company") operated as a taxable, for-profit company, net income of $4,876 was generated, as compared to a $15,353 net loss in 1995 and net income of $13,517 in 1994. See
Note 1 of Notes to Consolidated Financial Statements regarding the Company's October 1, 1995 restructuring (the "Restructuring"). Comparisons of the 1996 and 1995 year-to-year results were significantly impacted by the following transactions not related to operations:

     1996
     ----

     - Recognition of a $4,554 gain on the assignment of the Company's Medicaid contract with the Ohio Department of Human Services.

     1995
     ----

     - Recording of a $28,000 settlement expense in accordance with the THOMPSON litigation settlement agreement as a result of the Restructuring.

     - Receipt of a $3,350 payment in connection with the termination of an agreement with another managed care entity.

Operating in an increasingly competitive environment and following two years of flat or decreasing premium rates, the Company experienced a $2,473 operating loss during 1996, as compared to a $3,088 operating loss in 1995 and operating income of $13,981 in 1994. Despite certain factors which contributed positively to operating results in this competitive environment, most notably 1) a 5.0% increase in member months for prepaid commercial products; 2) a modest increase in average premium rates for fully-insured groups renewing during the year; and
3) an approximate $5,875 decrease in the amount incurred in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established cost of hospital services and quality targets, 1996 operating results reflect the offsetting effects of the following factors:

     - loss of premium revenues recognized from the Company's Special Health Medicaid product as a result of the June 30, 1996 assignment of the Medicaid contract;

     - 6.7% decrease in self-funded membership, resulting largely from the downsizing activities of two large self-funded employer groups;

     - increased health care professional services utilization levels and drug costs compared to 1995; and

     - continued industry-wide health care cost inflation trends, particularly costs of pharmacy benefits.

Finally, results reflect selling, general and administrative ("SG&A") expenditures related to servicing membership growth, developing new products and expanding into a new geographic market, variations in the Company's net investment income and the recognition of a tax provision in 1996.

RESULTS OF OPERATIONS
---------------------

The following table sets forth selected operating data, expressed as a percentage of total operating revenues and/or on a per member per month ("PMPM") basis, selected member data and medical-expense ratios:

                                                     YEARS ENDED DECEMBER 31,
                                          1996                  1995                    1994
                                          ----                  ----                    ----
OPERATING REVENUES:
Premiums                                      94.8%                  94.4%                  95.5%
Management services revenue                    4.5                    5.4                    3.9
Other                                           .7                     .2                     .6
                                     -------------          -------------          -------------
         Total                               100.0                  100.0                  100.0
                                     -------------          -------------          -------------
OPERATING EXPENSES:
Health care services                          80.7                   81.1                   78.6
SG&A                                          20.1                   20.0                   16.0
                                     -------------          -------------          -------------
         Total                               100.8                  101.1                   94.6
                                     -------------          -------------          -------------
Operating income (loss)                        (.8)                  (1.1)                   5.4
Investment income, net                         1.9                    4.4                    (.2)
Other non-operating income
  (expense)                                    1.6                   (8.7)                  --
                                     -------------          -------------          -------------
         Income (loss) before
           income taxes                        2.7                   (5.4)                   5.2
Provision for income taxes                     1.0                   --                     --
                                     -------------          -------------          -------------
Net income (loss)                              1.7%                  (5.4%)                  5.2%
                                     =============          =============          =============
MEDICAL-EXPENSE RATIO*                        85.2%                  85.9%                  82.3%

PMPM DATA:
Premium revenue
  Commercial                         $      114.46          $      114.25          $      123.49
  Medicaid                                  138.97                 138.44                 140.96
Management services revenue                  12.84                  13.64                  13.16
Health care services expense                 98.15                  99.08                 102.27
SG&A expense                                 17.10                  16.49                  15.00

MEMBER MONTHS:
Prepaid
  Commercial                             2,322,619              2,211,676              1,908,301
  Medicaid                                  77,496                104,367                 82,753
                                     -------------          -------------          -------------
                                         2,400,115              2,316,043              1,991,054
Self-funded                              1,033,915              1,108,694                772,826
                                     -------------          -------------          -------------
         Total                           3,434,030              3,424,737              2,763,880
                                     =============          =============          =============

         * Health care services expense as a percentage of premiums.

1996 COMPARED TO 1995
---------------------

PREMIUM REVENUE -

The 3.5% increase in premium revenue during 1996 reflects 1) the June 30, 1996 assignment of the Company's Medicaid contract, on which approximately $10,770 of premiums were recognized during 1996 prior to assignment, as compared to approximately $14,450 during 1995; 2) a 5.0% increase in member months for the Company's prepaid commercial products; and 3) a .2% increase in the weighted average PMPM premium on prepaid commercial products. The slight increase in weighted average PMPM premium on prepaid commercial products primarily can be attributed to the effects of the modest average increase in premium rates on 1996 renewals being substantially offset by the effects of continued migration of the customer base to the Company's more cost-effective products and benefit structures.

MANAGEMENT SERVICES REVENUE -

The 12.2% decrease in management services revenue from self-funded employer groups results primarily from the combined effects of the 6.7% decrease in self-funded membership, due largely to the downsizing activities of two large self-funded employer groups and the net effects of retroactive rate adjustments with a self-funded employer group negotiated during 1996 and 1995.

In September 1996, the Company was informed by a customer accounting for approximately 33% of the Company's total self-funded members that the health care services management agreement between the Company and the customer, which expires March 31, 1997, will not be renewed. Management services revenue received from the customer during 1996 and 1995 totaled approximately $3,850 and $4,400, respectively. Contributions to operating income from the contract have historically not been material to the Company's total results of operations due to the operating expenses associated with the administration of the contract and providing services to the customer's members.

In July 1996, the Company was successful in receiving a commitment for the renewal of a multi-year contract, which began January 1, 1997, with an existing customer that accounts for approximately 39% of the Company's total self-funded members. While the customer opted to also offer another competitor's managed care plan, the Company retained approximately 78% of its existing membership base from this customer.

OTHER OPERATING REVENUE -

The increase in other operating revenue reflects increases in the amounts earned in connection with risk/reward sharing arrangements with two vendors ($540 related to the Company's pharmacy benefit administrator for the contract year ended May 1996 and $486 related to the Company's out-of-area coverage provider) and net increases in revenue from various miscellaneous sources.

HEALTH CARE SERVICES EXPENSE -

The 2.7% increase in total health care services expense during 1996 reflects 1) a 3.6% increase in prepaid member months, including a 25.7% decrease in member months related to the Company's former Medicaid product as a result of the assignment of the contract on June 30, 1996; 2) a 2.1% increase in physician expenses on a PMPM basis; 3) a 7.1% decrease in hospital expenses on a PMPM basis; and 4) a 7.8% increase in pharmacy services costs on a PMPM basis, resulting largely from continued industry-wide drug cost inflation.

The 2.1% increase in PMPM physician expenses reflects the net effects of:

     - increased health care professional services utilization levels and relatively stable average cost per service; and

     - refinement downward of the Company's estimate of physician claims expense in 1995.

The 7.1% decrease in hospital expenses on a PMPM basis can be attributed primarily to the net effects of:

     - negotiation of more favorable terms in the new hospital contracts, which contributed to decreased amounts being incurred in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established cost of hospital services and quality targets;

     - decreased utilization, relatively stable average outpatient cost per service and increased average inpatient cost per service, reflecting the transition of certain less complex services to outpatient settings; and

     - refinement downward of the Company's prior year's estimate of hospital claims expense during 1995.

As a result of the .9% decrease in health care services expense on a PMPM basis outpacing the less than .1% decrease in the overall weighted average PMPM premium, the Company's medical-expense ratio decreased to 85.2% in 1996 from 85.9% in 1995.

During the last two quarters of 1996, the Company began implementation of several initiatives designed to decrease health care services expense, particularly the pharmacy expense component. However, there is no assurance that the benefits of such efforts will be realized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -

The 4.0% increase in expenses for SG&A costs in 1996 largely reflects the continued effect of expenses incurred in connection with infrastructure and new product investments made in order to raise the standard of service provided to current members, to service anticipated membership growth and to manage medical cost inflation effectively. Included are approximately $3,300 of expenses incurred in connection with developing the Company's Medicare and Workers' Compensation products and expanding into the Dayton, Ohio market, none of which generated revenues in 1996. Increased expenses are substantially comprised of 1) compensation, reflecting routine salary adjustments and a 5% net increase in the average number of employees over 1995, largely to support the aforementioned new initiatives; 2) commissions paid to sales brokers, as an increased number of smaller employer groups are being sold through this channel; and 3) depreciation and amortization expense, relating to additional investments in computer hardware and software and payments related to the Company's medical group assistance program. These factors were partially offset by a lower amount of employee incentive compensation recorded in 1996, as compared to 1995, and the fact that 1995 included approximately $1,600 of expenses incurred in connection with the Restructuring.

INVESTMENT INCOME -

During 1996, the Company experienced a $6,693 decrease in net investment income as compared to 1995. This decline can primarily be attributed to 1) a decrease in the average outstanding portfolio balance, due largely to funding the $28,000 THOMPSON litigation settlement escrow account in October 1995; and 2) a $5,628 decrease in net realized gains on investment sales, as the Company liquidated a substantial portion of its investment portfolio during 1995 in preparation for the Restructuring and the THOMPSON litigation settlement payment. As a result of 1995's favorable market conditions, this liquidation gave rise to significant realized gains in 1995.

OTHER NON-OPERATING INCOME (EXPENSE) -

During 1996, the Company recognized a $4,554 gain on the assignment of its Medicaid contract. See Note 4 of Notes to Consolidated Financial Statements.

The 1995 results included the $3,350 payment received in connection with the termination of an agreement with another managed care entity, representing reimbursement for expenses incurred in 1994 and 1995 for negotiating and implementing infrastructure changes to provide services under the agreement, the cost of negotiating termination of the agreement and an element of compensation for potential lost profits the Company may have realized under the terms of the agreement.

The 1995 results also included the $28,000 THOMPSON litigation settlement expense recorded in connection with the Restructuring, which stemmed from the 1988 settlement of a judgment against the Company.

INCOME TAX EXPENSE -

Income tax expense has been recorded at an effective tax rate of 37.3% in 1996, compared to no expense in 1995. See Note 9 of Notes to Consolidated Financial Statements.

1995 COMPARED TO 1994
---------------------

PREMIUM REVENUE -

The 8.0% increase in premium revenue during 1995 reflects a 16.3% increase in member months for the Company's prepaid products, offset by a 7.1% decrease in the weighted average PMPM premium on such products. The decrease in weighted average PMPM premium on prepaid products can primarily be attributed to the Company's decision to decrease overall premium rates and the continued migration of the customer base to the Company's more cost-effective products and benefit structures.

MANAGEMENT SERVICES REVENUE -

The 48.7% increase in management services revenue from self-funded employer groups resulted primarily from the 43.5% increase in self-funded membership.

OTHER OPERATING REVENUE -

The decrease in other operating revenue reflects a $1,363 decrease in the amount earned in connection with the risk/reward sharing arrangement with the Company's out-of-area coverage provider and net increases in revenue from various miscellaneous sources.

HEALTH CARE SERVICES EXPENSE -

The 12.7% increase in total health care services expense during 1995 reflects 1) the 16.3% increase in prepaid member months; 2) an 8.7% decrease in physician expenses on a PMPM basis; 3) a 1.1% increase in hospital expenses on a PMPM basis; and 4) a 5.2% increase in pharmacy services costs on a PMPM basis.

The 8.7% decrease in PMPM physician expenses resulted in large part from the net effects of:

     -    the mix of frequency and cost of service;

     - a reduction in the estimated amount incurred in connection with the Company's risk/reward sharing arrangements with health care professionals; and

     -    refinement of the Company's estimate of physician claims expense.

The 1.1% increase in hospital expenses on a PMPM basis can be attributed primarily to the net effects of:

     - decreased inpatient utilization, offset by increased inpatient cost per day, increased outpatient utilization and decreased outpatient cost per service;

     -    refinement of the Company's estimate of hospital claims expense;

     -    a decrease in the level of hospital expenses covered by third parties;
          and

     - a decrease in expenses incurred in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established cost of hospital services targets.

As a result of the 7.1% decrease in the weighted average PMPM premium outpacing the 3.1% decrease in health care services expense on a PMPM basis, the Company's medical-expense ratio increased to 85.9% in 1995 from 82.3% in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -

The 36.2% increase in expenses for SG&A costs in 1995 largely reflects the 23.9% growth in overall member months, the approximate $1,600 of expenses incurred in connection with the Restructuring and the effect of expenses incurred in connection with infrastructure and new product investments made in order to raise the standard of service provided to current members, to service anticipated membership growth and to manage medical cost inflation effectively.

INVESTMENT INCOME -

During 1995, the Company experienced a $12,385 net gain on its investment portfolio, compared to a $464 net loss in 1994. This 1995 net gain reflected the effects of 1) a larger balance of equity securities being held during 1995; and
2) the aforementioned liquidation of a substantial portion of the Company's investment portfolio during 1995 in preparation for the Restructuring and the THOMPSON litigation settlement payment, which gave rise to significant realized gains.

OTHER NON-OPERATING INCOME (EXPENSE) -

During 1995, the Company recognized the $3,350 and $28,000 non-recurring items discussed in the Overview and the 1996 to 1995 comparative analysis.

FOURTH QUARTER RESULTS
----------------------

During the fourth quarter of 1996, the Company generated net income of $1,734 and operating income of $568. These results reflect 1) approximately $1,700 of expenses incurred in connection with the continued development of the Company's Medicare and Workers' Compensation products and expansion into the Dayton, Ohio market, the revenues from which are expected to commence during 1997; and 2) a $250 reduction in management services revenue, resulting from a retroactive rate adjustment with a self-funded employer group. Positively impacting the quarter's results were a $774 refinement downward of the estimates of health care services claims expense recorded earlier in the year and a $1,032 reduction of the amount incurred in connection with risk/reward sharing arrangements with health care professionals.

During the fourth quarter of 1995, the Company reported a net loss of $366 and an operating loss of $2,326. These results reflected a $1,651 reduction of the amount incurred in connection with risk/reward sharing arrangements with health care professionals.

FINANCIAL CONDITION
-------------------

Reflecting the receipt of net cash proceeds of $12,015 from the May 1996 stock offering and $4,554 from the June 1996 Medicaid contract assignment, the Company's cash and cash equivalents increased $25,975 during 1996. Of this total increase, $9,969 was provided by operations, as compared to $10,637 in 1995. This decrease in cash from operations can largely be attributed to the net effects of the aforementioned decrease in management services revenue and the overall changes in certain of the Company's balance sheet components. See the Consolidated Statements of Cash Flows.

As of December 31, 1996, the Company maintained an investment portfolio with a market value of $70,436 which is available to meet current obligations and is classified as available-for-sale in the accompanying Consolidated Balance Sheet. The available-for-sale investment portfolio was comprised of debt securities (79.6%), equity-based mutual funds (11.5%) and fixed income mutual funds (8.9%) at December 31, 1996. The $17,621 increase in net cash provided by the Company's investing activities in 1996 reflects the assignment of the Medicaid contract and the combined net effects of 1) decreased capital expenditures; 2) the significant level of investment portfolio transactions during 1995 in preparation for the Restructuring and the THOMPSON litigation settlement payment; and 3) the 1995 funding of such litigation settlement.

Reflecting the Company's ongoing commitment to upgrade its management information systems, capital expenditures and the portion thereof related to computer hardware and software totaled $2,851 and $2,341, respectively, during 1996, and $6,298 and $3,866, respectively, during 1995. The Company expects to make capital expenditures of approximately $1,280 during 1997, with the majority related to computer hardware and software.

The Company believes that its cash and cash equivalents, investment portfolio and credit facility will be sufficient to fund its liquidity needs for at least the next twelve months, including capital expenditures and current commitments. See Note 11 of Notes to Consolidated Financial Statements.

INFLATION
---------

While the rate of inflation has remained relatively stable in recent years, health care costs have been rising at a rate consistent with or above the consumer price index. There are various means available to the Company to reduce the negative effects of inflation, including the adjustment of premium rates. In addition, the effects of inflation on operations are mitigated by the Company's cost control measures and risk/reward sharing arrangements with various health care providers. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful in the future or that future premium rate adjustments will be commensurate with future health care cost increases experienced by the Company.

CAUTIONARY STATEMENT
--------------------

The information set forth above may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995. The CAUTIONARY STATEMENT filed by the Company on November 12, 1996 as part of its Form 10-Q for the period ended September 30, 1996 is incorporated herein by reference, and investors are specifically referred to such CAUTIONARY STATEMENT for a discussion of factors which could affect the Company's operations and "forward-looking" statements contained herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     See Index to Consolidated Financial Statements and Schedules on page 32.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III

ITEMS 10 THROUGH 13

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the registrant will not furnish such information in its definitive proxy statement prepared in accordance with Regulation 14A.

     The remainder of the information required by these items will be included in the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

     The following documents are filed as part of this report:

     (a) 1.  Consolidated Financial Statements (Registrant and subsidiary)

             See Index to Consolidated Financial Statements and Schedules (page 32).

         2.  Financial Statement Schedules

             See Index to Consolidated Financial Statements and Schedules (page 32).

             All other schedules are omitted because they are not applicable or not required or because the required information is set forth in the consolidated financial statements or notes thereto.

        3.   Exhibits

             See Index of Exhibits (page 55).

     (b) Reports on Form 8-K

         The Company did not file a report on Form 8-K during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CHOICECARE CORPORATION

Date:   March 27, 1997             By:   /s/ Juan M. Fraiz
                                         --------------------------------------
                                             Juan M. Fraiz
                                             Vice President and Chief
                                             Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 27, 1997                  /s/ Daniel A. Gregorie
                                        ---------------------------------------
                                            Daniel A. Gregorie, M.D.
                                            President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors (Principal Executive
                                            Officer)

Date:   March 27, 1997                  /s/ Jane E. Rollinson
                                        ---------------------------------------
                                            Jane E. Rollinson
                                            Executive Vice President, Chief
                                            Operating Officer and Director

Date:   March 27, 1997                  /s/ Juan M. Fraiz
                                        ---------------------------------------
                                            Juan M. Fraiz
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

Date:   March 27, 1997                  /s/ Daniel W. Geeding
                                        ---------------------------------------
                                            Daniel W. Geeding, Ph.D.
                                            Director

Date:   March 27, 1997                  /s/ Donald E. Hoffman
                                        ---------------------------------------
                                            Donald E. Hoffman
                                            Director

Date:   March 27, 1997                  /s/ James P. Long
                                        ---------------------------------------
                                            James P. Long, Ph.D.
                                            Director

Date:   March 27, 1997                  /s/ Janet B. Reid
                                        ---------------------------------------
                                            Janet B. Reid, Ph.D.
                                            Director

Date:   March 27, 1997                  /s/ Donald A. Saelinger
                                        ---------------------------------------
                                            Donald A. Saelinger, M.D.
                                            Director

Date:   March 27, 1997                  /s/ Richard G. Santangelo
                                        ---------------------------------------
                                            Richard G. Santangelo, M.D.
                                            Director

Date:   March 27, 1997                  /s/ Michael Schmerler
                                        ---------------------------------------
                                            Michael Schmerler, M.D.
                                            Director

Date:   March 27, 1997                  /s/ Chad P. Wick
                                        ---------------------------------------
                                            Chad P. Wick
                                            Director

                      CHOICECARE CORPORATION AND SUBSIDIARY
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                PAGE
                                                                                ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.........................................33

CONSOLIDATED STATEMENTS OF OPERATIONS for the Years Ended
 December 31, 1996, 1995 and 1994 ...............................................34

CONSOLIDATED BALANCE SHEETS as of December 31, 1996 and 1995 ....................35

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 for the Years Ended December 31, 1996, 1995 and 1994 ...........................36

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended
 December 31, 1996, 1995 and 1994 ...............................................37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................38

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT ......................51

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ....................54

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ChoiceCare Corporation:

         We have audited the accompanying consolidated balance sheets of CHOICECARE CORPORATION AND SUBSIDIARY (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChoiceCare Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the financial statements, effective October 1, 1995, the Company changed its method of accounting for investments and income taxes.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a part of these basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
February 13, 1997

                      CHOICECARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 YEARS ENDED DECEMBER 31,
                                                        1996               1995             1994
                                                        ----               ----             ----
REVENUES:
  Premium revenue                                     $ 276,609         $ 267,127         $ 247,330
  Management services revenue                            13,277            15,124            10,174
  Other operating revenue                                 1,941               589             1,562
                                                      ---------         ---------         ---------
         Total Operating Revenue                        291,827           282,840           259,066
                                                      ---------         ---------         ---------
EXPENSES:
  Health care services
    Physician services                                  110,302           104,264            98,159
    Hospital services                                    90,916            94,446            80,338
    Pharmacy services                                    34,349            30,758            25,126
                                                      ---------         ---------         ---------
         Total Health Care Services                     235,567           229,468           203,623
  Selling, general and administrative expenses           58,733            56,460            41,462
                                                      ---------         ---------         ---------
         Total Operating Expenses                       294,300           285,928           245,085
OPERATING INCOME (LOSS)                                  (2,473)           (3,088)           13,981
OTHER INCOME (EXPENSE):
  Investment income (loss), net                           5,692            12,385              (464)
  Gain on assignment of Medicaid contract                 4,554              --                --
  Income from agreement termination                        --               3,350              --
  Settlement expense                                       --             (28,000)             --
                                                      ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                         7,773           (15,353)           13,517

PROVISION FOR INCOME TAXES                                2,897              --                --
                                                      ---------         ---------         ---------

NET INCOME (LOSS)                                     $   4,876         $ (15,353)        $  13,517
                                                      =========         =========         =========

                                                                         UNAUDITED
                                                                         PRO FORMA
                                                                        INFORMATION
                                                                       (NOTE 12(a))
EARNINGS (LOSS) PER COMMON SHARE                      $      .34        $     (.74)
                                                      ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                14,361            13,500
                                                      ==========        ==========


         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CHOICECARE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   DECEMBER 31,
                                                              1996             1995
                                                              ----             ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  38,597         $ 12,622
  Cash held in escrow                                           --             28,000
  Securities available-for-sale                               70,436           73,009
  Premiums receivable                                          7,815            7,637
  Health care receivables                                      5,636            6,251
  Other current assets                                        12,489            5,545
                                                           ---------         --------
         Total Current Assets                                134,973          133,064
PROPERTY AND EQUIPMENT, net                                    9,536           10,258
OTHER LONG-TERM ASSETS                                         5,279            3,865
                                                           ---------         --------
         Total Assets                                      $ 149,788         $147,187
                                                           =========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Medical costs payable                                    $  48,260         $ 46,754
  Accounts payable and other accrued liabilities              15,043           14,829
  Amounts due to vendor                                        6,200             --
  Unearned premiums                                            5,133            4,104
  Provider risk pool liability                                12,304           15,681
  Settlement liability                                          --             28,000
                                                           ---------         --------
         Total Current Liabilities                            86,940          109,368
LONG-TERM LIABILITIES                                         12,296            3,290
                                                           ---------         --------
         Total Liabilities                                    99,236          112,658
                                                           ---------         --------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value,
    4,000 shares authorized; none issued                        --               --
  Common stock, without par or stated value,
    45,000 shares authorized; 14,853 shares
    issued and outstanding at December 31, 1996
    (13,500 at December 31, 1995)                             12,014             --
  Net unrealized gains (losses) on securities
    available-for-sale                                           (21)             846
  Retained earnings                                           38,559           33,683
                                                           ---------         --------
         Total Shareholders' Equity                           50,552           34,529
                                                           ---------         --------
         Total Liabilities and Shareholders' Equity        $ 149,788         $147,187
                                                           =========         ========





         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CHOICECARE CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                      NUMBER OF       COMMON                        RETAINED
                                       SHARES         STOCK           OTHER         EARNINGS          TOTAL
                                       ------        --------         -----         --------         --------
BALANCE, December 31, 1993             13,500        $     --           $--         $ 35,519         $ 35,519
Net income                                 --              --            --           13,517           13,517
                                       ------        --------         -----         --------         --------
BALANCE, December 31, 1994             13,500              --            --           49,036           49,036
Net unrealized gains on
  securities available-for-sale            --              --           846               --              846
Net loss                                   --              --            --          (15,353)         (15,353)
                                       ------        --------         -----         --------         --------
BALANCE, December 31, 1995             13,500              --           846           33,683           34,529
Sale of common stock                    1,353          12,015            --               --           12,015
Purchase of treasury stock                 --              (1)           --               --               (1)
Net unrealized losses on
  securities available-for-sale            --              --          (867)              --             (867)
Net income                                 --              --            --            4,876            4,876
                                       ------        --------         -----         --------         --------
BALANCE, December 31, 1996             14,853        $ 12,014         $ (21)        $ 38,559         $ 50,552
                                       ======        ========         =====         ========         ========



         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CHOICECARE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                              1996              1995              1994
                                                              ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $  4,876         $ (15,353)        $  13,517
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities--
    Loss (gain) on sale of investments                          (308)           (5,936)            3,748
    Gain on assignment of Medicaid contract                   (4,554)               --                --
    Investment valuation reserve                                  --                --             2,243
    Amortization of investment discounts, net                   (542)             (123)             (435)
    Depreciation and amortization                              3,538             2,382             1,298
    Other, net                                                   126               120                70
    Change in--
      Receivables                                                437             2,008            (9,289)
      Other assets                                            (7,737)           (5,821)               --
      Medical costs payable                                    1,216             6,050             8,387
      Accounts payable and other accrued
        liabilities                                               59             5,444               482
      Amounts due to vendor                                    6,200                --                --
      Unearned premiums                                        1,029            (2,470)            1,490
      Provider risk pool liability                            (3,377)           (5,439)           (1,171)
      Settlement liability                                        --            28,000            (6,125)
      Long-term liabilities                                    9,006             1,775               833
                                                            --------         ---------         ---------
           Net cash provided by operating activities           9,969            10,637            15,048
                                                            --------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments to escrow                                              --           (28,000)               --
  Proceeds from sale of investments and
    statutory deposits                                        55,059           224,051           149,096
  Purchases of investments and statutory
    deposits                                                 (53,216)         (203,382)         (160,994)
  Proceeds from assignment of Medicaid contract                5,000                --                --
  Purchases of property and equipment                         (2,851)           (6,298)           (5,160)
                                                            --------         ---------         ---------
           Net cash provided by (used in)
            investing activities                               3,992           (13,629)          (17,058)
                                                            --------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net                     12,015                --                --
  Purchase of treasury stock                                      (1)               --                --
                                                            --------         ---------         ---------
           Net cash provided by financing activities          12,014                --                --
                                                            --------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                  25,975            (2,992)           (2,010)
CASH AND CASH EQUIVALENTS, beginning of year                  12,622            15,614            17,624
                                                            --------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                      $ 38,597         $  12,622         $  15,614
                                                            ========         =========         =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CHOICECARE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1.  BASIS OF PRESENTATION

ChoiceCare Corporation (the "Company") is an Ohio for-profit corporation, which is a majority-owned subsidiary of ChoiceCare Foundation (the "Foundation"), an Ohio not-for-profit corporation (formerly named Tristate Foundation for Health and Midwest Foundation Independent Physicians Association). The Foundation was organized in 1978 as a not-for-profit health maintenance organization. The Company was formed to serve as a for-profit holding company for the assets and liabilities relating to the Foundation's managed health care operations. Prior to the Restructuring described below, the Company had no assets or operations.

Pursuant to a Plan of Restructuring (the "Restructuring") adopted by the Board of Trustees of the Foundation on March 10, 1995 and approved by the Foundation's member physicians on May 3, 1995, substantially all of the operating assets and liabilities relating to the Foundation's managed health care operations were transferred to the Company on October 1, 1995 in exchange for all of the issued and outstanding common shares of the Company. The Foundation retained $25,000 of cash and marketable securities to pursue its community benefit objectives. Contemporaneously, the Company transferred the assets and liabilities of the managed health care operations to its wholly-owned subsidiary, ChoiceCare Health Plans, Inc. ("Health Plans;" formerly named Choice Benefits Administrators, Inc.), in exchange for all of its issued and outstanding common shares. As a result, since October 1, 1995, the managed health care operations formerly conducted by the Foundation have been conducted by Health Plans.

These financial statements present the Company's consolidated financial position as of December 31, 1996 and 1995 and its consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996 as if the Company had been operating as a separate, stand-alone entity for each year presented. The Restructuring represented a combination of entities under common control, and, accordingly, the combination was accounted for similar to a pooling-of-interests. The Company's assets and liabilities have, therefore, been recorded at the Foundation's historical costs. Assets remaining in the Foundation, primarily investments and related income, have been excluded from the accompanying financial statements.

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities." These accounting standards were not applicable to the Company while it operated as a not-for-profit corporation. See Notes 2, 6, and 9 regarding the impact of adopting these standards and Note 12(a) regarding pro forma information which gives effect to the impact of these accounting standards.

The Company operates in the managed health care industry and, through Health Plans, is licensed by the States of Ohio and Indiana and the Commonwealth of Kentucky to provide and administer managed health care products and services to employer groups, individuals and government-sponsored beneficiaries primarily in Southwestern Ohio, Southeastern Indiana and Northern Kentucky. In addition, the Company provides claims administrative services and medical management services for self-funded employers.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, Health Plans. All significant intercompany accounts and transactions have been eliminated.

(b) ESTIMATES - In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management has made, where necessary, estimates and judgments based on currently available information that affect certain of the amounts reflected in the consolidated financial statements. Actual results could differ from those estimates.

(c) CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in the bank and highly liquid investments with original maturities less than ninety days. At December 31, 1996, repurchase agreements with two-day maturities were executed with Fifth Third Bank ($5,800) and Star Bank, N.A. ($5,850). Each counterparty held collateral with a market value of approximately 102% of the par amount of the repurchase agreement.

(d) HEALTH CARE RECEIVABLES - Health care receivables include amounts due under administrative services contracts with certain employer groups and contractual arrangements with the Company's reinsurer and pharmacy benefit administrator.

(e) INVESTMENT SECURITIES - Investment securities consist primarily of U.S. Treasury bonds and notes, mortgage-backed securities, investment grade corporate bonds and shares of mutual funds that invest primarily in equity securities.

     Effective October 1, 1995, the Company adopted SFAS No. 115. The Company's investment securities are classified as available-for-sale and are reported at fair value in the accompanying Consolidated Balance Sheets, with the net unrealized appreciation and/or depreciation reflected as a separate component of shareholders' equity. The effect of the initial adoption of SFAS No. 115 on shareholders' equity was immaterial. This statement was not applicable to not-for-profit corporations.

     Prior to October 1, 1995, debt securities were valued at the lower of amortized cost or market. Equity and other investments were carried at the lower of aggregate cost or market. Valuation reserves established to adjust debt and short-term equity securities to market value and realized gains and losses on the disposition of investments were recorded as components of investment income.

     The market value of investments is estimated based on published market prices where available, or dealer quotes. The cost of investments sold is determined on a specific identification basis.

(f) PROPERTY AND EQUIPMENT - Property and equipment is carried at cost and is comprised of the following:

                                                                   DECEMBER 31,
                                                              1996             1995
                                                              ----             ----
              Office equipment                               $ 5,800         $ 5,532
              Leasehold improvements                           2,367           2,125
              Computer hardware                                3,640           4,201
              Computer software                                6,176           4,756
                                                             -------         -------
                                                              17,983          16,614
              Accumulated depreciation and amortization       (8,447)         (6,356)
                                                             -------         -------
              Property and equipment, net                    $ 9,536         $10,258
                                                             =======         =======

     Depreciation and amortization are computed using the straight-line method over estimated useful service lives ranging from three to seven years.

(g) REVENUE RECOGNITION - Premiums are due monthly and are recognized as revenue over the period for which the Company is obligated to provide services to members. Premiums received prior to such period are recorded as unearned premiums. Management services revenue is recognized in the period the related services are performed.

(h) HEALTH CARE SERVICES - The Company's health care operations arrange for comprehensive health care services to be provided to its members through fee for service, case rate, per diem (per day) and capitation (a fixed monthly payment) arrangements through contractual relationships with physicians, hospitals and other ancillary service providers. To limit its exposure to catastrophic health care services claims, the Company maintains stop-loss insurance on inpatient hospital claims.

     The Company's health care operations have various programs that provide incentives to participating medical providers, including certain hospitals, and the Company's pharmacy benefit administrator through the use of risk/reward sharing arrangements and other programs. To fund amounts the participating providers might ultimately owe the Company under these programs, the Company withholds various percentages of certain claims payments made to such participating medical services providers. The ultimate payment to participating health care professionals of amounts withheld is dependent upon factors such as their compliance with Company-sponsored programs measuring quality, commitment and the cost of health care, while ultimate payment to participating hospitals of amounts withheld is dependent upon their performance against established cost of hospital services and quality targets.

     The expenses related to providing health care services, including the net expenses incurred in connection with the aforementioned risk/reward sharing and reinsurance arrangements, which are based in part on estimates, are recorded in the period in which the related services are rendered, including an estimate for claims incurred but not yet reported which is actuarially determined based upon historical claims incurrence patterns, membership levels and medical cost trends of the Company. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change significantly in the near term. Adjustments to prior periods' estimates are reflected in the current period.

(i) MINIMUM NET WORTH REQUIREMENTS - Health Plans is subject to regulations in conjunction with its licenses to operate in the States of Ohio and Indiana and the Commonwealth of Kentucky, resulting in a restriction on this subsidiary's net assets. Under the most restrictive state insurance regulation, that of Indiana, Health Plans was required to maintain a minimum statutory net worth balance of approximately $13,740 at December 31, 1996. Health Plans' statutory net worth at December 31, 1996 was $34,145.

(j) STOCK OPTIONS - The Company utilizes the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock options granted during 1996. As such, no compensation expense was recognized in connection with the stock options. See Note 10(a) for discussion of the stock options granted and the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

(k) INCOME TAXES - Effective October 1, 1995, the Company commenced operations as a taxable corporation and adopted the provisions of SFAS No. 109. This statement requires, in accordance with the liability method, deferred tax recognition for all temporary differences between the tax and financial reporting bases of assets and liabilities and requires adjustment of deferred tax assets and liabilities for enacted changes in the tax law and rates. The cumulative effect of adoption of SFAS No. 109 was not material to the Company's consolidated financial statements, as the Company's net deferred tax assets as of the date of adoption were fully reserved by a valuation allowance of approximately $1,200.

     The Company had previously operated as a tax exempt organization under
     Section 501(c)(4) of the Internal Revenue Code through September 30, 1995. Health Plans has been a for-profit corporation since its formation and has, therefore, always been subject to income taxes. Prior to October 1, 1995, Health Plans' income tax provisions were not material to the Company's consolidated financial statements.

(l) EARNINGS PER SHARE - Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effect of the assumed exercise of stock options, if any.

(m) RECLASSIFICATIONS - Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

NOTE 3.  STOCK TRANSACTIONS

Pursuant to the Company's stock offering completed on May 1, 1996, 1,353 shares of common stock were purchased by more than one thousand shareholders. Gross proceeds from the offering totaled $13,529 and were reduced by $1,514 of offering-related expenses, which were comprised of underwriting discounts and commissions ($706) and other expenses incurred in connection with the offering ($808). The $12,015 of net proceeds are reflected within common stock in the December 31, 1996 Consolidated Balance Sheet. The Foundation was issued 13,500 shares of the Company's common stock as part of the Restructuring. The Shareholder Agreement between the Company and the Foundation prohibits the Company from paying dividends on its common stock until after March 15, 2001, unless the Company (i) has a registered underwritten public offering of common shares in addition to the offering described above; or
(ii) sells at least 5% of its common shares to one investor. See Note 11(c) for further discussion of the Shareholder Agreement.

NOTE 4.  ASSIGNMENT OF MEDICAID CONTRACT

Effective June 30, 1996, the Company assigned its Medicaid provider agreement with the Ohio Department of Human Services to a Columbus, Ohio-based health maintenance organization. Consideration of $5,000 in cash was received, resulting in a gain of $4,554, after deducting a provision of approximately $446 for expenses related to this transaction. During the years ended December 31, 1996, 1995 and 1994, the Company recognized premium revenues of approximately $10,770, $14,450 and $11,665, respectively, related to members enrolled in its Special Health Medicaid product.

NOTE 5.  LITIGATION SETTLEMENT

In accordance with the 1988 settlement provisions of a lawsuit filed by a group of participating and formerly participating physicians against the Company and certain former officers(the "THOMPSON litigation"), on October 2, 1995, the Company disbursed $28,000 of its cash and cash equivalents to fund the final settlement. The amount was held in an escrow account until final disbursement to the physician group occurred on February 20, 1996. In addition, $500 of additional plaintiff attorneys' fees and incentive payments to the class representatives was paid from the earnings on the $28,000 while it was in escrow.

NOTE 6.  INVESTMENTS AND STATUTORY DEPOSITS

The investment portfolio consists primarily of fixed income securities. Accordingly, the value of the portfolio is subject to interest rate risk. This risk may arise from changes in the level of market interest rates. If interest rates increase, the market value of the portfolio may decrease. Also, the portfolio is subject to reinvestment risk that once a security matures or is sold, market conditions may dictate that the proceeds be reinvested at lower interest rates. Changes in the level of interest rates may affect market interest rates for residential mortgage loans. Accordingly, changes in interest rates for such loans may affect levels of prepayments of the residential loans that serve as collateral for the mortgage-backed securities. For example, if the rates decrease, the level of prepayments may increase and subject the prepayment proceeds to the reinvestment risk. For all periods presented, the Company's mortgage-backed securities are comprised solely of Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation securities.

The following tables summarize the unrealized gains and losses for investment securities, all of which have been classified as available-for-sale under the provisions of SFAS No. 115. For debt securities, the cost represents the acquisition cost adjusted for the amortization of premiums and discounts.

                                                                    AMORTIZED      UNREALIZED       UNREALIZED      FAIR
                                                                      COST            GAINS           LOSSES        VALUE
                                                                      ----            -----           ------        -----
         DECEMBER 31, 1996
         Debt Securities:
              U.S. Treasury and Agency                                $43,354            $ 97          $(224)       $43,227
              Mortgage-Backed Securities                               12,780              11           (209)        12,582
              Corporate Obligations                                       275               1             (2)           274
                                                                      -------            ----          -----        -------
                                                                       56,409             109           (435)        56,083
         Mutual Funds - Equity Securities                              14,097             296            (40)        14,353
                                                                      -------            ----          -----        -------
                                                                      $70,506            $405          $(475)       $70,436
                                                                      =======            ====          =====        =======
         DECEMBER 31, 1995
         Debt Securities:
              U.S. Treasury and Agency                                $27,623          $  775         $   --        $28,398
              Mortgage-Backed Securities                               21,895             317             (1)        22,211
              Corporate Obligations                                     6,317             116             (6)         6,427
              Other                                                     3,702              38            (33)         3,707
                                                                      -------          ------         ------        -------
                                                                       59,537           1,246            (40)        60,743
         Mutual Funds - Equity Securities                              12,653              17           (404)        12,266
                                                                      -------          ------         ------        -------
                                                                      $72,190          $1,263         $ (444)       $73,009
                                                                      =======          ======         ======        =======

The carrying amount and estimated fair value of debt securities as of December 31, 1996, based on contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               CARRYING        FAIR
                                                                AMOUNT         VALUE
                                                                ------         -----
         Due after one year through five years                  $34,921        $34,931
         Due after five years through ten years                   8,708          8,570
         Mortgage-Backed Securities                              12,780         12,582
                                                                -------        -------
                                                                $56,409        $56,083
                                                                =======        =======

The components of investment income (loss), net, consisted of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                            1996           1995           1994
                                                            ----           ----           ----
         Interest and dividend income, net of
          management fees and expenses                     $4,842        $ 6,326        $ 5,092
         Discount amortization, net                           542            123            435
         Gross gains on sale of investments                   377          6,676            524
         Gross losses on sale of investments                  (69)          (740)        (4,272)
         Lower of cost or market adjustment                    --             --         (2,243)
                                                           ------        -------        -------
                                                           $5,692        $12,385        $  (464)
                                                           ======        =======        =======

In addition to securities classified as current assets, classified in other long-term assets on the accompanying Consolidated Balance Sheets are mutual fund investments maintained by the Company in connection with a certain retirement plan and an investment in a venture capital fund. Such mutual fund investments had a cost and market value of $591 and $640, respectively, at December 31, 1996, and a cost and market value of $394 at December 31, 1995. At December 31, 1996 and 1995, the Company had invested $1,100 and $600, respectively, in the venture capital fund, valued at cost in the accompanying Consolidated Balance Sheets. At December 31, 1996, the Company's remaining commitment to the fund was $900.

The states in which Health Plans holds an HMO license require varying amounts of securities to be maintained on deposit for protection of Health Plans' members. The Company maintained such statutory deposit investments having both an amortized cost and market value of $755 at December 31, 1996, and a cost and market value of $761 and $788, respectively, at December 31, 1995.

NOTE 7.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments, commercial premiums receivable and the amounts due from certain hospitals participating in the Company's risk/reward sharing arrangement. The Company's investments are managed by professional investment managers within the guidelines established by management and the Board of Directors, which as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups located primarily in Cincinnati, Ohio, comprising the Company's membership base. As described in Note 2(h), the Company substantially mitigates its credit risk related to amounts due from the hospitals by withholding various percentages of certain claims payments made to the hospitals.

NOTE 8.  OTHER LIABILITIES

(a) VENDOR AGREEMENT - During 1996, the Company received $6,200 from one of its medical management services vendors. This amount represents a portion of the amounts previously paid by the Company to the vendor and an approximation of the vendor's ChoiceCare-related outstanding claims liabilities, which the Company may be obligated to satisfy in the event the vendor were unable to satisfy such claims.

     The Company's agreement with the aforementioned vendor to provide medical management services is currently anticipated to terminate on June 30, 1997.

(b) DEBT FACILITY - On October 21, 1996, the Company entered into a $15,000 floating rate revolving credit agreement with a commercial bank. The credit agreement includes, among other things, provisions which limit total indebtedness, require a negative pledge of assets, require the maintenance of certain liquidity ratios, and limit the amount of capital expenditures, capital stock repurchases, asset sales and cash dividend payments by the Company. There are no borrowings currently outstanding on the facility.

NOTE 9.  INCOME TAXES

At December 31, 1996, net deferred tax assets of $8,708 and $473 were included in other current assets and other long-term assets, respectively, in the accompanying Consolidated Balance Sheets; $1,382 and $813, respectively, at December 31, 1995.

The significant components of the Company's net deferred tax assets are as follows:

                                                                                                   DECEMBER 31,
                                                                                               1996            1995
                                                                                               ----            ----
         Deferred tax assets:
           Compensation and benefits                                                          $   881         $   508
           Provider risk and incentive arrangements                                             2,674           1,077
           Medical costs payable                                                                6,314           1,154
           Depreciation                                                                           841             685
           State and local taxes                                                                  411             137
           Other                                                                                  927             224
                                                                                              -------         -------
                                                                                               12,048           3,785
           Valuation allowance                                                                 (1,313)         (1,313)
                                                                                              -------         -------
                                                                                               10,735           2,472
                                                                                              -------         -------
         Deferred tax liabilities:
           Provider risk and incentive arrangements                                               910              --
           Other                                                                                  644             277
                                                                                              -------         -------
                                                                                                1,554             277
                                                                                              -------         -------
              Net deferred tax assets                                                         $ 9,181         $ 2,195
                                                                                              =======         =======

During the three months ended December 31, 1995, the Company estimates that it utilized all of the net operating loss carryforwards that had been previously reported in tax returns filed by its for-profit subsidiary, Health Plans (approximately $3,489).

The following tables present the summary of the provision for income taxes and the reconciliation between the actual provision for income taxes and the provision for income taxes at the U.S. federal statutory rate, respectively:

                                                         DECEMBER 31,
                                                    1996            1995
                                                    ----            ----
         Federal:
           Current                                 $ 9,317         $ 2,064
           Deferred                                 (6,571)         (2,064)
                                                   -------         -------
                                                     2,746              --
                                                   -------         -------
         State and local:
           Current                                     566             131
           Deferred                                   (415)           (131)
                                                   -------         -------
                                                       151              --
                                                   -------         -------
              Provision for income taxes           $ 2,897         $    --
                                                   =======         =======

                                                           DECEMBER 31,
                                                       1996           1995
                                                       ----           ----
    Provision (benefit) at federal statutory rate     $2,643        $(5,220)
    Effect of net loss incurred prior to
     October 1, 1995 Restructuring (Note 1)               --          5,096
    Provision (benefit) for state and local taxes,
     net of federal taxes                                100             (5)
    Valuation allowance                                   --            117
    Other                                                154             12
                                                      ------        -------
       Provision for income taxes                     $2,897        $    --
                                                      ======        =======

The Company has requested a private letter ruling from the Internal Revenue Service related to the establishment of the beginning tax bases of its assets and liabilities upon conversion to a taxable entity. The current and deferred tax provisions and the related deferred tax balances described above give no effect to the possible receipt of a favorable ruling. In addition, long-term liabilities in the December 31, 1996 Consolidated Balance Sheet include an approximate $10,400 tax liability which was determined without giving effect to the possible receipt of a favorable ruling; approximately $1,200 at December 31, 1995. Should a favorable ruling be received, deferred tax assets, net of any necessary valuation allowance, would be increased and taxes payable recorded as long-term liabilities would be decreased, the amounts of which would be significant. Income taxes paid during the year ended December 31, 1996 totaled $1,637.

NOTE 10.  EMPLOYEE BENEFIT PLANS

(a) LONG TERM STOCK INCENTIVE PLAN - Pursuant to the Company's 1996 Long Term Stock Incentive Plan (the "Stock Incentive Plan"), during 1996, options to purchase shares of the Company's common stock at a price equal to the market value at date of grant were granted to eligible employees. The options granted have ten-year terms and become exercisable ratably over either the three or four annual grant anniversary dates following the date of grant, or upon a change in control, as defined in the Stock Incentive Plan. The 1996 stock option activity is as follows:

                                                              WEIGHTED-AVERAGE
                                                SHARES        ----------------
                                                 UNDER     EXERCISE      REMAINING
                                                OPTION      PRICE      LIFE (YRS.)
                                                ------      -----      -----------
     Outstanding, December 31, 1995                 --
     Granted ($5.02 weighted-average
       fair value per option)                    1,177     $10.00
     Forfeited                                    (120)     10.00
                                                 -----
     Outstanding, December 31, 1996
       (none exercisable)                        1,057      10.00         9.5
                                                 =====

     At December 31, 1996, a total of 2,000 shares of the Company's common stock were available for issuance under the Stock Incentive Plan, including 943 reserved for future grant.

     The following pro forma net income and earnings per share give effect to the fair value method of accounting for stock options prescribed by SFAS No. 123 for the year ended December 31, 1996, the first year in which the Company granted stock options:

              Pro forma net income                $3,949
              Pro forma earnings per share
               (primary and fully diluted)        $  .28

     The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: 1) interest rate of 6.98%; 2) expected life of ten years; and
     3) zero dividend yield. A near-zero volatility assumption has been used due to various restrictions on ownership which limit the transferability of the stock.

(b) CASH INCENTIVE PLANS - The Company also has annual incentive plans available to eligible employees and a long-term incentive plan (the "LTIP") for certain employees, as designated by the Human Resources and Compensation Committee of the Board of Directors. Although the LTIP was replaced by the Stock Incentive Plan in 1996, the three-year terms of the grants made under the LTIP will result in payments being made in 1997 and 1998. Payments made under both the annual incentive plans and the LTIP are dependent upon the achievement of certain strategic goals and performance measures. For the years ended December 31, 1996, 1995 and 1994, the Company recorded expenses of $2,619, $3,908 and $2,503, respectively, relating to these plans.

(c) EMPLOYEE RETIREMENT PLANS - The Company has a 401(k) savings plan which is available to substantially all employees, in which the Company matches contributions up to 3% of an employee's salary. The Company also has a money purchase pension plan covering substantially all employees, which provides for annual contributions by the Company equal to 5% of each employee's salary up to the FICA limit, and 10% of salary above such limit. Contributions under both plans are made subject to the limits established in the Internal Revenue Code. For the years ended December 31, 1996, 1995 and 1994, the Company recorded expenses of $1,833, $1,421 and $1,259, respectively, relating to its contributions to these plans.

     The Company maintains a supplemental retirement plan (the "SERP") to provide benefits in excess of amounts permitted under the provisions of prevailing tax law. As of December 31, 1996, there has been only one participant in the SERP. For the years ended December 31, 1996, 1995 and 1994, the Company recorded expenses of $120, $111 and $390, respectively, relating to its contributions to the SERP.

NOTE 11. COMMITMENTS AND CONTINGENCIES

(a) EMPLOYMENT AGREEMENTS - The Company currently has in effect employment agreements with certain of its executives which provide for severance payments in the event that employment is terminated for reasons other than for cause. Payments would include base pay plus incentives for a period of six months to two years, depending upon the executive. The employment agreements also contain a non-compete clause in which the executive may not compete with the Company for a period of one year after the termination of his or her employment with the Company.

     If a change in control (as defined in the employment agreements) is followed within six months by a resignation or termination (as defined in the employment agreements) of employment, such agreements provide for payments to these executives of amounts ranging from one and one half to three times their base salary plus budgeted incentives. The maximum contingent liability of the Company pursuant to such agreements is currently estimated at approximately $3,900.

(b) LITIGATION - The Company is routinely involved in litigation matters arising in the normal course of business. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Company's consolidated financial position. See Note 5 for additional information related to litigation.

     In 1994, the Company entered into an agreement with another managed care entity to allow such entity to market the Company as its Cincinnati managed care network and to allow the Company to offer certain of the entity's products. A dispute arose over the arrangement and the agreement was terminated in May 1995, resulting in a payment to the Company of $3,350 as reimbursement for expenses incurred in 1994 and 1995 for negotiating and implementing infrastructure changes to provide services under the agreement, the cost of negotiating termination of the agreement and an element of compensation for potential lost profits the Company may have realized under the terms of the agreement. This amount is reported as other income in the December 31, 1995 Consolidated Statement of Operations.

(c) COMMON STOCK REDEMPTION - In connection with the Company's offering for the sale of common shares, the Company entered into a Shareholder Agreement with the Foundation that grants the Foundation the right to request redemption of up to $1,000 of its common shares per year for a ten-year period. Such requested redemptions are subject to the Company meeting certain financial tests and subject to the approval of the Company's Board of Directors.

(d) LEASE OBLIGATIONS - The Company leases its office facilities, certain office equipment and certain computer equipment under operating leases expiring through the year 2001.

     Future minimum lease payments for each of the five years ending December 31 are as follows:

                   1997                                                 $3,695
                   1998                                                  2,003
                   1999                                                  1,181
                   2000                                                    958
                   2001                                                    610
                                                                        ------
                        Total minimum lease payments                    $8,447
                                                                        ======

     The majority of the Company's office facilities are under a lease arrangement that expires during February 1998. Currently, the Company is considering entering into a ten-year lease agreement for a two hundred thousand square foot stand-alone office facility in Cincinnati, Ohio. Although terms of the lease are subject to negotiation, annual lease payments are estimated to be approximately $2,125 per year.

     Total rent expense was approximately $3,061, $2,805 and $2,933 in 1996, 1995 and 1994, respectively.

(e) PREFERRED MEDICAL GROUPS - The Company has made commitments of $3,980 in connection with its medical group assistance program, $1,914 of which has been funded as of December 31, 1996.

NOTE 12. UNAUDITED PRO FORMA INFORMATION

(a) RESTRUCTURING - The pro forma information reflected in the accompanying Consolidated Statements of Operations is presented solely to give effect to the estimated provision for income taxes that would have been reported in accordance with SFAS No. 109 had the Company filed federal, state and local income tax returns as a for-profit corporation. The pro forma tax provision is based on an assumed effective federal, state and local tax rate of 35.5%. The unaudited pro forma earnings per share information is based upon 13,500 issued and outstanding common shares at December 31, 1995.

     The following condensed Pro Forma Statement of Operations presents the Company's pro forma net income and earnings per share after giving effect to (i) the application of SFAS No. 115 to the accounting for marketable securities; (ii) a reduction in other expenses of $28,000 relating to the settlement of the THOMPSON litigation; and (iii) the estimated provision for income taxes that would have been reported in accordance with SFAS No. 109 had the Company filed income tax returns as a for-profit corporation for the full twelve-month period.

                                                YEAR ENDED DECEMBER 31, 1995
                                                                               AS
                                        HISTORICAL       ADJUSTMENTS         ADJUSTED
                                        ----------       -----------         --------
Operating revenues                       $ 282,840         $     --         $ 282,840
Operating expenses                         285,928               --           285,928
                                         ---------         --------         ---------
Operating loss                              (3,088)              --            (3,088)
Investment income, net                      12,385           (2,243)           10,142
Income from agreement termination            3,350               --             3,350
Settlement expense                         (28,000)          28,000                --
                                         ---------         --------         ---------
Income (loss) before income taxes          (15,353)          25,757            10,404
Provision for income taxes                      --           (3,693)           (3,693)
                                         ---------         --------         ---------
Net income (loss)                        $ (15,353)        $ 22,064         $   6,711
                                         =========         ========         =========
Earnings per share (based upon
 13,500 issued and outstanding
 common shares)                                                             $     .50
                                                                            =========


     INVESTMENTS

     Unaudited pro forma adjustments to net income for the year ended December 31, 1995 to reflect adoption of SFAS No. 115 decreased pretax net income by $2,243. This amount represents the lower of cost or market reserve which, under the Company's previous accounting policy, had been recorded as a component of investment income and was subsequently reversed due to the recovery in the investment values in 1995. Under SFAS No. 115, such market value adjustments are recorded to equity.

     LITIGATION SETTLEMENT

     As discussed in Note 5, $28,000 was accrued as settlement expense in 1995, when payment of the THOMPSON litigation settlement was evaluated as probable. The $28,000 settlement expense has been excluded from the unaudited pro forma information because the amount is unrelated to the Company's current operations.

     INCOME TAXES

     Effective October 1, 1995, the Company is subject to federal, state and local income taxes on its taxable income.

     The following is a summary of components of the pro forma provision for income taxes in accordance with SFAS No. 109:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                                1995
                                                                ----
              Federal:
                Current                                         $2,513
                Deferred                                           850
                                                                ------
                                                                 3,363
                                                                ------
              State and local:
                Current                                            160
                Deferred                                           170
                                                                ------
                                                                   330
                                                                ------
                 Pro forma provision for income taxes           $3,693
                                                                ======


(b) STOCK OFFERING - Had the shares issued as part of the Company's stock offering discussed in Note 3 been outstanding from the beginning of the year ended December 31, 1996, earnings per share for the year would have been $.33, without giving pro forma effect to earnings on the proceeds.

                      CHOICECARE CORPORATION AND SUBSIDIARY
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CHOICECARE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                      THREE MONTHS ENDED DECEMBER 31, 1995
                                 (In thousands)

                                                         1996          1995
                                                         ----          ----
                                                         (a)            (a)
REVENUES                                               $    --         $  --
                                                       -------         -----
EXPENSES:
Selling, general and administrative expenses                91            13
                                                       -------         -----
         Total Operating Expenses                           91            13

OPERATING LOSS                                             (91)          (13)

OTHER INCOME (EXPENSES):
Investment income, net                                     407            --
                                                       -------         -----
INCOME (LOSS) BEFORE INCOME TAXES                          316           (13)

PROVISION FOR INCOME TAXES                                  68           100
                                                       -------         -----
NET INCOME (LOSS) BEFORE EQUITY IN INCOME
 (LOSS) OF SUBSIDIARY                                      248          (113)

EQUITY IN INCOME (LOSS) OF SUBSIDIARY                    4,628          (253)
                                                       -------         -----
NET INCOME (LOSS)                                      $ 4,876         $(366)
                                                       =======         =====


See explanatory notes on page 53, Condensed Statements of Cash Flows.

                      CHOICECARE CORPORATION AND SUBSIDIARY
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CHOICECARE CORPORATION

                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                                 (In thousands)

                                                             1996            1995
                                                             ----            ----
                                                              (a)             (a)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $ 11,884         $    --
  Other current assets                                          117             455
                                                           --------         -------
         Total Current Assets                                12,001             455
INVESTMENT IN SUBSIDIARY                                     38,403          34,642
OTHER LONG-TERM ASSETS                                          315             406
                                                           --------         -------
         Total Assets                                      $ 50,719         $35,503
                                                           ========         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued liabilities                                      $    127         $   100
  Due to subsidiary                                              40             874
                                                           --------         -------
         Total Liabilities                                      167             974
                                                           --------         -------
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value,
    4,000 shares authorized; none issued                         --              --
  Common stock, without par or stated value,
    45,000 shares authorized; 14,853 shares
    issued and outstanding at December 31, 1996
    (13,500 at December 31, 1995)                            12,014              --
  Net unrealized gains (losses) on securities
    available-for-sale                                          (21)            846
  Retained earnings                                          38,559          33,683
                                                           --------         -------
         Total Shareholders' Equity                          50,552          34,529
                                                           --------         -------
         Total Liabilities and Shareholders' Equity        $ 50,719         $35,503
                                                           ========         =======




See explanatory notes on page 53, Condensed Statements of Cash Flows.

                      CHOICECARE CORPORATION AND SUBSIDIARY
            SCHEDULE I--CONDENSED FINANCIAL INFORMATI0N OF REGISTRANT

                             CHOICECARE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                      THREE MONTHS ENDED DECEMBER 31, 1995
                                 (In thousands)

                                                            1996             1995
                                                            ----             ----
                                                             (a)            (a)(b)
NET CASH FLOWS USED IN OPERATING ACTIVITIES               $   (130)        $    --
                                                          --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net                   12,015              --
  Purchase of treasury stock                                    (1)             --
                                                          --------         -------
         Net cash provided by financing activities          12,014              --
                                                          --------         -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   11,884              --

CASH AND CASH EQUIVALENTS, beginning of year                    --              --
                                                          --------         -------
CASH AND CASH EQUIVALENTS, end of year                    $ 11,884         $    --
                                                          ========         =======



NOTES:

(a) See Note 1 of Notes to Consolidated Financial Statements concerning the October 1, 1995 restructuring, which explains the periods presented on these ChoiceCare Corporation Condensed Financial Statements.

(b) Prior to the stock offering discussed in Note 3 of Notes to Consolidated Financial Statements, ChoiceCare Corporation did not receive, disburse or maintain any cash or cash equivalents. Cash payments relating to ChoiceCare Corporation during the three month period ended December 31, 1995 were made by ChoiceCare Health Plans, Inc. and a "due to subsidiary" liability established, payment on which was made during 1996.

                      CHOICECARE CORPORATION AND SUBSIDIARY
           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)

                COLUMN A                                COLUMN B                 COLUMN C               COLUMN D        COLUMN E
                --------                                --------                 --------               --------        --------
                                                                                  ADDITIONS
                                                        BALANCE AT       CHARGED          CHARGED                        BALANCE
                                                        BEGINNING       TO COSTS         TO OTHER                        AT END
               DESCRIPTION                              OF PERIOD      AND EXPENSE       ACCOUNTS      DEDUCTIONS       OF PERIOD
               -----------                              ---------      -----------       --------      ----------       ---------
For the year ended
  December 31, 1996:
  Allowance for doubtful accounts
    receivable                                             $   68              --              --             --            $   68
For the year ended
  December 31, 1995:
  Allowance for doubtful accounts
    receivable                                             $   68              --              --             --            $   68
  Investment valuation reserve                              2,243              --              --         (2,243)(a)            --
For the year ended December 31, 1994:
  Allowance for doubtful accounts
    receivable                                             $   96              10              --            (38)(b)        $   68
  Investment valuation reserve                                 --           2,243              --             --             2,243


NOTES:
(a)      Results from the related investments being sold during the year.
(b)      Represents uncollectible accounts charged off.

                            CHOICECARE CORPORATION

                              INDEX OF EXHIBITS

                EXHIBIT
                  NO.                                    DESCRIPTION
                -------                                  -----------
*        3(i)                       Articles of Incorporation of ChoiceCare.

*        3(i)(A)                    Amendment to Articles of Incorporation of ChoiceCare.

*        3(ii)                      Regulations of ChoiceCare.

*        3(ii)(A)                   Amendment to Regulations of ChoiceCare.

         3(ii)(B)                   Amendment to Regulations of ChoiceCare, dated May 8, 1996, incorporated herein by reference to the Company's Form 8-A, dated March 24, 1997, and filed with the
                                    Commission.

*        4                          Specimen Common Share Certificate.

*        10(ii)(A)(1)               Amended and Restated Employment Agreement between ChoiceCare and Daniel A. Gregorie,
                                    M.D., dated as of January 25, 1996.

*        10(ii)(A)(2)               Employment Agreement between ChoiceCare and Thomas D. Anthony, Esq., dated as of
                                    January 1, 1996.

*        10(ii)(A)(3)               Amended and Restated Employment Agreement between ChoiceCare and Jane E. Rollinson,
                                    C.P.A., dated as of January 25, 1996.

*        10(ii)(A)(5)               Amended and Restated Employment Agreement between ChoiceCare and Michael J. Barber,
                                    M.D., dated as of January 25, 1996.

*        10(ii)(A)(6)               Supplemental Executive Retirement Agreement between the Foundation (assumed by
                                    ChoiceCare) and Daniel A. Gregorie, M.D., dated as of January 1, 1994.

*        10(ii)(A)(7)               Shareholder Agreement of ChoiceCare Corporation between the Foundation and ChoiceCare, dated as of January 25, 1996.

*        10(ii)(A)(8)               Registration Rights Agreement between the Foundation and ChoiceCare, dated as of
                                    January 25, 1996.

* #      10(ii)(B)(1)               ChoiceCare -- The Health Alliance of Greater Cincinnati Hospital Participation
                                    Agreement dated as of December 5, 1995.

* #      10(ii)(B)(2)               ChoiceCare -- Tri Health, Inc. Hospital Participation Agreement dated as of December
                                    14, 1995.




                            CHOICECARE CORPORATION

                              INDEX OF EXHIBITS
                                 (CONTINUED)


                EXHIBIT
                  NO.                                          DESCRIPTION
                -------                                        -----------
*        10(ii)(B)(4)               Product Alliance Agreement among the Foundation and Bethesda Hospital Inc. and The
                                    Good Samaritan Hospital of Cincinnati, Ohio, dated July 22, 1993.

*        10(ii)(B)(5)               First Amendment to the Product Alliance Agreement among the Foundation and Bethesda
                                    Hospital Inc. and The Good Samaritan Hospital of Cincinnati, Ohio, dated July 22, 1994.

*        10(ii)(B)(6)               Compensation Agreement between the Foundation and Allianz Life Insurance Company of
                                    North America, dated June 6, 1995.

*        10(ii)(B)(7)               Reinsurance Agreement between the Foundation and Allianz Life Insurance Company of
                                    North America, dated July 1, 1995.

*        10(ii)(B)(8)               Reinsurance Agreement between the Foundation and Allianz Life Insurance Company of
                                    North America, dated January 1, 1994.

*        10(ii)(B)(9)               Reinsurance Agreement Renewal between the Foundation and Allianz Life Insurance
                                    Company of North America, dated January 1, 1994.

*        10(ii)(B)(10)              Reinsurance Agreement between the Foundation and Allianz Life Insurance Company of
                                    North America, dated March 1, 1993.

*        10(ii)(B)(11)              Agreement of Limited Partnership of The Woodlands/Essex Venture Fund III, L.P., dated as of September 22, 1994.

         10(ii)(B)(12)              Diagnostic Imaging Services Agreement between Health Plans and Medicon, Inc., dated
                                    April 1, 1996, incorporated herein by reference to the Company's Quarterly Report on
                                    Form 10-Q, dated August 12, 1996, and filed with the Commission.

*        10(ii)(B)(12)(a)           Supplemental Letter Agreement between Health Plans and Medicon, Inc., dated March 12, 1996.

*        10(ii)(B)(13)(a)           Form of Provider Agreement-Individual.

*        10(ii)(B)(13)(b)           Form of Provider Agreement-Group.

         10(ii)(C)(1)               Agreement to assign Medicaid provider  agreement, between Health Plans and Health Power HMO,
                                    Inc., dated April 9, 1996, incorporated herein by reference to the Company's Current Report on
                                    Form 8-K, dated April 11, 1996, and filed with the Commission.

*        10(ii)(D)(1)               Amended and Restated Lease Agreement between the Foundation and Corporex Properties,
                                    Inc., dated February 27, 1992.

                            CHOICECARE CORPORATION

                                INDEX OF EXHIBITS
                                   (CONTINUED)

                EXHIBIT
                  NO.                                         DESCRIPTION
                -------                                       -----------
*        10(ii)(D)(2)               Lease Agreement between the Foundation and CPX-Commercial Development Corporation,
                                    dated May 1, 1994.

*        10(ii)(D)(3)               Lease Agreement between the Foundation and CPX-Commercial Development Corporation,
                                    dated May 1, 1994.

*        10(ii)(D)(4)               Lease Agreement between the Foundation and Key Property Development Corporation, dated
                                    April 1994.

*        10(iii)(A)(1)              Executive Annual Incentive Plan.

*        10(iii)(A)(2)              Executive Long-Term Incentive Plan.

*        10(iii)(A)(3)              Voluntary Deferred Compensation Plan.

         10(iii)(A)(4)              1996 Long Term Stock Incentive Plan, incorporated herein by reference to the Company's
                                    Quarterly Report on Form 10-Q, dated May 14, 1996, and filed with the Commission.

         21                         List of Subsidiaries.

         27                         Financial Data Schedule.

---------------
* Incorporated herein by reference to the Company's Registration on Form S-1 (No. 33-99624) and filed with the Commission.

# Subject of a confidential treatment request filed with the Commission pursuant to Item 601 of Regulation S-K.