Form 10-Q
period 1997-03-31
CHOICECARE CORP \OH\
filed 1997-05-14
CIK 1003931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-22295

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No___

As of May 1, 1997, 14,852,844 shares of ChoiceCare Corporation common shares were outstanding.

                             CHOICECARE CORPORATION

                                      INDEX


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three
         month periods ended March 31, 1997 and 1996                      3

         Consolidated Balance Sheets at March 31, 1997 and
         December 31, 1996                                                4

         Consolidated Statements of Cash Flows for the
         three month periods ended March 31, 1997 and 1996                5

         Notes to Consolidated Financial Statements                       6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8


PART II. OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           12


SIGNATURE                                                                13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CHOICECARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS
                                                          ENDED MARCH 31,
                                                       1997            1996
                                                     --------        --------
REVENUES:
  Premium revenue                                    $ 68,779        $ 70,508
  Management services revenue                           3,832           3,419
  Other operating revenue                                 210             123
                                                     --------        --------

         Total Operating Revenues                      72,821          74,050
                                                     --------        --------

EXPENSES:
  Health care services
    Physician services                                 27,969          30,144
    Hospital services                                  20,815          24,517
    Pharmacy services                                   9,306           8,270
                                                     --------        --------
         Total Health Care Services                    58,090          62,931
  Selling, general and administrative expenses         16,687          14,663
                                                     --------        --------
         Total Operating Expenses                      74,777          77,594

OPERATING LOSS                                         (1,956)         (3,544)

OTHER INCOME (EXPENSE)
   Investment income, net                               1,372           1,150
                                                     --------        --------

LOSS BEFORE INCOME TAXES                                 (584)         (2,394)

INCOME TAX BENEFIT                                        222              --
                                                     --------        --------

NET LOSS                                             $   (362)       $ (2,394)
                                                     ========        ========


LOSS PER SHARE                                       $   (.02)       $   (.18)
                                                     ========        ========

AVERAGE NUMBER OF SHARES OUTSTANDING                   14,853          13,500
                                                     ========        ========


        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1997                 1996
                                                                                               ----                 ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $ 34,833           $ 38,597
  Securities available-for-sale                                                                  74,684             70,436
  Premiums receivable                                                                             5,284              7,815
  Health care receivables                                                                         7,875              5,636
  Other current assets                                                                           12,622             12,489
                                                                                               --------           --------
         Total Current Assets                                                                   135,298            134,973
PROPERTY AND EQUIPMENT, net                                                                       9,194              9,536
OTHER LONG-TERM ASSETS                                                                            5,380              5,279
                                                                                               --------           --------
         Total Assets                                                                          $149,872           $149,788
                                                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Medical costs payable                                                                        $ 47,378           $ 48,260
  Accounts payable and accrued liabilities                                                       13,578             15,043
  Amounts due to vendor                                                                           5,450              6,200
  Unearned premiums                                                                               5,797              5,133
  Provider risk pool liability                                                                   15,962             12,304
                                                                                               --------           --------
         Total Current Liabilities                                                               88,165             86,940
LONG-TERM LIABILITIES                                                                            12,082             12,296
                                                                                               --------           --------
         Total Liabilities                                                                      100,247             99,236
                                                                                               --------           --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value,
    4,000 shares authorized; none issued                                                             --                 --
  Common stock, without par or stated value,
    45,000 shares authorized; 14,853
    shares issued and outstanding at March 31, 1997                                              12,014             12,014
    and December 31, 1996
  Net unrealized losses on securities
    available-for-sale, net of taxes                                                               (586)               (21)
  Retained earnings                                                                              38,197             38,559
                                                                                               --------           --------
         Total Shareholders' Equity                                                              49,625             50,552
                                                                                               --------           --------
         Total Liabilities and Shareholders' Equity                                            $149,872           $149,788
                                                                                               ========           ========






        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       1997            1996
                                                     --------        --------
NET CASH FLOWS FROM OPERATING ACTIVITIES             $  1,957        $   (363)
                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of investments                       308           8,929
  Payments for purchase of investments                 (5,295)         (8,002)
  Other                                                  (734)           (646)
                                                     --------        --------
       Net cash (used in) provided by
        investing activities                           (5,721)            281
                                                     --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (3,764)            (82)

CASH AND CASH EQUIVALENTS, beginning of period         38,597          12,622
                                                     --------        --------
CASH AND CASH EQUIVALENTS, end of period             $ 34,833        $ 12,540
                                                     ========        ========


        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

NOTE 1.       BASIS OF PRESENTATION
         ChoiceCare Corporation (the "Company") is an Ohio for-profit corporation, which is a majority-owned subsidiary of The ChoiceCare Foundation (the "Foundation"), an Ohio not-for-profit corporation (formerly named Tristate Foundation for Health and, prior to that, Midwest Foundation Independent Physicians Association). The Foundation was organized in 1978 as a not-for-profit health maintenance organization.

         The consolidated financial statements for the interim periods included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

NOTE 2.       ACCOUNTING POLICIES
         The consolidated financial statements presented in this report have been prepared in accordance with the accounting policies described in
         Note 2 to the consolidated financial statements included in the aforementioned Annual Report on Form 10-K and reflect all adjustments consisting solely of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. While management believes that the procedures followed in the preparation of the consolidated financial statements for the interim periods are reasonable, certain estimated amounts are dependent upon current facts and other information that may change subsequently during the fiscal year.

NOTE 3.       PER SHARE DATA
         Loss per share are based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effect of the assumed exercise of stock options, if any.

NOTE 4.       LONG TERM STOCK INCENTIVE PLAN
         On March 5, 1997, the Company's Board of Directors (the "Board") committed to grant, subject to certain conditions, no more than approximately 666,000 stock options during 1997 under the terms of the 1996 Long Term Stock Incentive Plan. Such options are anticipated to be granted at fair market value, as determined by the Board, during the second quarter.

NOTE 5.       COMMITMENTS AND CONTINGENCIES

         EMPLOYEE AGREEMENTS - The Company currently has in effect employment agreements with its executive officers and certain of its other officers which provide for severance or other payments in the event that employment is terminated for reasons other than for cause. Payments to officers other than the Chief Executive Officer would include base pay for a period of six months to one year, depending upon the officer. The Chief Executive Officer's agreement provides that, in the event that employment is terminated for reasons other than for cause, he would generally be paid all amounts which would otherwise be due him under the terms of his agreement. In addition, his agreement provides that he will be granted no less than 142,697 stock options in 1998.

         In addition, the agreements also contain provisions related to a change in control (as defined in the employment agreements), including lump-sum retention incentive payments and, in the agreements of executive officers, lump-sum change in control severance payments. The maximum contingent liabilities of the Company related to such retention incentive payments and change in control severance payments, pursuant to the employment agreements, are currently estimated at approximately $5.0 million and $10.5 million, respectively.

         LITIGATION - The Company is routinely involved in litigation matters arising in the normal course of business. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Company's consolidated financial position.

NOTE 6.       SUBSEQUENT EVENT
         ADMINISTRATIVE SERVICES MANAGEMENT AGREEMENT - As announced in September 1996, a customer accounting for approximately 36% of the Company's total self-funded members did not renew the administrative services management agreement between the Company and the customer, which expired March 31, 1997. Management services revenue received from the customer during the three months ended March 31, 1997 and 1996 were approximately $937 and $994, respectively. Contributions to operating income from the contract have historically not been material to the Company's total results of operations due to the operating expense associated with the administration of the contract and providing services to the customer's members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
An increase in member months for the Company's prepaid commercial products and an increase in premium rates for such products, resulted in the Company experiencing a 5.7% increase in premium revenue from prepaid commercial products in the three month period ended March 31, 1997 (the "1997 period"), compared to the three month period ended March 31, 1996 (the "1996 period"). Despite a decrease in member months for the Company's self-funded products, management services revenue increased 12.1% primarily due to rate increases which took effect for the first quarter of 1997. In addition, the Company experienced an improvement in overall health care services expense levels in the 1997 period. These positive trends, as well as a net retention rate of approximately 95% for groups renewing during the first three months of 1997, were achieved in a continued increasingly competitive environment within the Company's service area. Offsetting the effects of this growth and increase in premium rates for renewing fully-insured groups were the following factors, which combined to yield an operating loss of $1,956 and a net loss of $362 during the 1997 period, an improvement compared to the 1996 period which reflected an operating loss of $3,544 and a net loss of $2,394:

         - loss of premium revenues recognized from the Company's Special Health Medicaid product as a result of the June, 30, 1996 assignment of the Medicaid contract -- $5,410 during the 1996 period;

         -        decreased self-funded membership, as discussed below;

         - continuation of industry-wide health care cost inflation trends, particularly pharmacy benefits; and

         - expenses of approximately $1,850 in the 1997 period related to the start-up of the Company's new managed Medicare ("Senior Health") and Workers' Compensation products, both of which began covering their first member/covered life in March 1997, and the continuing expansion efforts into the Dayton, Ohio service area, in which product offerings commenced May 1, 1997.

                  As the new Medicare and Workers' Compensation products were not offered until March 1997, revenues recognized in the 1997 period from such products were not significant. It is anticipated that these new products, as well as the expansion into the Dayton service area, will negatively impact operating income for the year ending December 31, 1997, offsetting otherwise anticipated profitable operations for the Cincinnati Commercial Health Plan.

RESULTS OF OPERATIONS
The following table sets forth selected operating data, expressed as a percentage of total operating revenues and/or on a per member per month ("PMPM") basis, selected member data and medical-expense ratios:

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              1997                1996
                                                           -----------         -----------
         OPERATING REVENUES:
         Premiums                                                 94.4%               95.2%
         Management services revenue                               5.3                 4.6
         Other                                                      .3                  .2
                                                           -----------         -----------
                  Total                                          100.0               100.0
                                                           -----------         -----------

         OPERATING EXPENSES:
         Health care services                                     79.8                85.0
         Selling, general and administrative                      22.9                19.8
                                                           -----------         -----------
                  Total                                          102.7               104.8
                                                           -----------         -----------

         Operating loss                                           (2.7)               (4.8)
         Investment income, net                                    1.9                 1.6
                                                           -----------         -----------
         Loss before income taxes                                  (.8)               (3.2)
         Income tax benefit                                         .3                  --
                                                           -----------         -----------
         Net loss                                                  (.5%)              (3.2%)
                                                           ===========         ===========

         MEDICAL-EXPENSE RATIO*                                   84.5%               89.3%

         MEMBER MONTHS FOR THE PERIOD:
         Prepaid
              Commercial                                       584,526             571,068
              Medicaid                                              --              38,812
                                                           -----------         -----------
                                                               584,526             609,880
         Self-funded                                           232,421             261,605
                                                           -----------         -----------
                  Total                                        816,947             871,485
                                                           ===========         ===========

         PMPM DATA:
         Premium revenue - Commercial                      $    117.67         $    113.99
         Premium revenue - Medicaid                                 --              139.39
         Management services revenue                             16.49               13.07
         Health care services expense                            99.38              103.19
         Selling, general and administrative expense             20.43               16.83

         * Health care services expense as a percentage of premiums.

PREMIUM REVENUE -
The 2.5% net decrease in premium revenue during the 1997 period results primarily from the assignment of the Company's Special Health Medicaid product on June 30, 1996. Excluding Special Health Medicaid premium revenues of $5,410 from the 1996 period, premium revenues for the first quarter of 1997 increased 5.7% over the same period last year. This increase is attributable to a 2.4% increase in prepaid commercial member months and a 3.2% increase in the weighted average PMPM premium for such products, reflecting a recently improved pricing environment as compared to flat or decreasing pricing during 1996.

MANAGEMENT SERVICES REVENUE -
The 12.1% increase in management services revenue from self-funded employer groups and the 26.2% increase in such revenue on a PMPM basis, result primarily from increases in administration fee rates. The increase in rates is offset by an 11.2% decrease in self-funded membership, due largely to the 22.1% decrease in membership of a large self-funded employer group which, consistent with the July 1996 announcement of its multi-year renewal commitment, opted to offer its employees an additional competitor's managed care plan as of January 1, 1997.

Self-funded membership, excluding the effects of the customer discussed in Note 6 of Notes to Consolidated Financial Statements, totaled approximately 49,750 at March 31, 1997.

HEALTH CARE SERVICES EXPENSE -
The 7.7% net decrease in total health care services expense during the 1997 period reflects 1) the assignment of the Medicaid contract, which had higher PMPM medical expenses relative to commercial membership; 2) a 3.2% decrease in physician expenses on a PMPM basis, due primarily to decreased average cost per service resulting from changes in the mix of service provided; 3) an 11.4% decrease in hospital expenses on a PMPM basis; and 4) a 17.4% increase in pharmacy expenses on a PMPM basis, resulting primarily from continued industry-wide drug cost inflation and slightly higher utilization levels.

The 11.4% decrease in hospital expenses on a PMPM basis reflects the net effects of:

         -        increased utilization and decreased cost per service;

         - decrease in hospital service reimbursement rates paid to certain core hospitals;

         - a decrease in amounts earned in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established cost of hospital services and quality targets; and

         - a refinement downward in the 1997 period of the Company's prior year's estimate of hospital claims expense.

As a result of the 3.7% decrease in health care services expense on a PMPM basis, in conjunction with the 1.8% increase in the weighted average PMPM premium, the Company's medical-expense ratio decreased to 84.5% in the 1997 period from 89.3% in the 1996 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -
The 13.8% increase in expenses for selling, general and administrative costs in the 1997 period reflects the continued impact of expenses incurred for investment in new products and geographic expansion, and to manage medical cost inflation. Included are approximately $1,850 of expenses incurred in connection with the Senior Health and Workers' Compensation products and expansion into the Dayton service area, as previously discussed -- an approximate $1,330, or greater than three-fold, increase in such expenses over the 1996 period. Increased expenses are substantially comprised of 1) compensation, primarily due to salary increases in the normal course of business and a shift in the relative mix of the Company's work force, largely as a result of the aforementioned new initiatives; 2) advertising and printed materials, primarily related to the new products and Dayton service area expansion; and 3) higher depreciation and amortization expense, relating to computer hardware and software and payments related to the Company's medical group assistance program.

INVESTMENT INCOME -
During the 1997 period, the Company experienced a 19.3% increase in investment income as compared to the 1996 period. This period-over-period increase can primarily be attributed to an increase in the average outstanding cash, cash equivalent and investment portfolio balance, due largely to the proceeds from the May 1, 1996 stock offering and the June 30, 1996 assignment of the Special Health Medicaid contract and, to a lesser extent, higher short-term interest rates in 1997.

INCOME TAX BENEFIT -
The income tax benefit has been recorded at the rate applicable to the Company, currently estimated at an effective tax rate of approximately 38%. This rate may ultimately be adjusted based upon 1997 full year results.

FINANCIAL CONDITION
Net cash totaling $1,957 was provided by operations during the 1997 period, resulting primarily from the net activity in certain of the Company's balance sheet components since year end 1996. Most significant was a net increase in provider risk pool liabilities, offset by net payments of accounts payable and accruals. The cash provided by operations was more than offset by $5,721 of cash used in investing activities, reflecting the net cash impact of investment portfolio transactions and capital expenditures.

As of March 31, 1997, the Company's investment portfolio was comprised of debt securities (73.9%), equity-based mutual funds (10.9%) and fixed income mutual funds (15.2%), all of which are available to meet current obligations and classified as securities available-for-sale in the accompanying Consolidated Balance Sheets. Higher interest rates reducing the fair market value of fixed-rate debt securities and mutual funds, and decreases in market values of equity-based mutual funds, resulted in unrealized losses on the investment portfolio totaling $586, net of tax, as of March 31, 1997 compared to unrealized losses totaling $21 as of December 31, 1996. Such net unrealized losses are reflected as a separate component of equity in the accompanying Consolidated Balance Sheets. The Company believes that its cash and cash equivalents, investment portfolio and the $15 million available under its debt facility will be sufficient to fund its liquidity needs for at least the next 12 months.

CAUTIONARY STATEMENT
The information set forth above may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statement filed by the Company on November 12, 1996 as part of its Form 10-Q for the period ended September 30, 1996 is incorporated herein by reference, and investors are specifically referred to such Cautionary Statement for a discussion of factors which could affect the Company's operations and "forward-looking" statements contained herein.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10(ii)(A)(1)      Amended and Restated Employment Agreement between the
                           Company and Daniel A. Gregorie, M.D., effective
                           January 1, 1997.

         10(ii)(A)(2)      Amended and Restated Employment Agreement between the
                           Company and Thomas D. Anthony, Esq., effective
                           January 1, 1997.

         10(ii)(A)(3)      Amended and Restated Employment Agreement between the
                           Company and Jane E. Rollinson, effective January 1,
                           1997.

         10(ii)(A)(5)      Amended and Restated Employment Agreement between the
                           Company and Michael J. Barber, M.D., effective
                           January 1, 1997.

         10(ii)(A)(6)      Amended and Restated Supplemental Executive
                           Retirement Agreement between the Company and Daniel
                           A. Gregorie, M.D., effective January 1, 1997.

         10(iii)(A)(5)     Supplemental Executive Retirement Plan for Executive
                           Officers, effective January 1, 1997.

         27                Financial Data Schedule.


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHOICECARE CORPORATION


Date:   May 14, 1997            By: /s/ Juan M. Fraiz
                                    -----------------------------------------
                                    Juan M. Fraiz
                                    Vice President and Chief Financial
                                    Officer (Principal Financial Officer)