Form 10-Q
period 1997-06-30
CHOICECARE CORP \OH\
filed 1997-08-13
CIK 1003931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 (513) 784-5200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
As of August 1, 1997, 14,852,844 shares of ChoiceCare Corporation common stock were outstanding.

                             CHOICECARE CORPORATION

                                      INDEX


                                                                                Page
                                                                                ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three
           month periods ended June 30, 1997 and 1996                            3

         Consolidated Statements of Operations for the six
           month periods ended June 30, 1997 and 1996                            4

         Consolidated Balance Sheets at June 30, 1997 and
           December 31, 1996                                                     5

         Consolidated Statements of Cash Flows for the
           six month periods ended June 30, 1997 and 1996                        6

         Notes to Consolidated Financial Statements                              7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9


PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                           16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  16


SIGNATURE                                                                       17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                    JUNE 30,

                                                             1997           1996
                                                             ----           ----
REVENUES:
  Premium revenue                                          $ 70,270       $ 70,777
  Management services revenue                                 2,862          3,440
  Other operating revenue                                     1,138            638
                                                           --------       --------
         Total Operating Revenues                            74,270         74,855
                                                           --------       --------

EXPENSES:
  Health care services
    Physician services                                       27,454         28,573
    Hospital services                                        21,299         23,780
    Pharmacy services                                         9,269          8,891
                                                           --------       --------
         Total Health Care Services                          58,022         61,244
  Selling, general and administrative expenses               14,482         14,021
                                                           --------       --------
         Total Operating Expenses                            72,504         75,265

OPERATING INCOME (LOSS)                                       1,766           (410)

OTHER INCOME (EXPENSES)
Investment income, net                                        1,287          1,003
Gain on assignment of Medicaid contract                        --            4,554
                                                           --------       --------
INCOME BEFORE INCOME TAXES                                    3,053          5,147

PROVISION FOR INCOME TAXES                                    1,161          1,048
                                                           --------       --------
NET INCOME                                                 $  1,892       $  4,099
                                                           ========       ========


EARNINGS PER SHARE                                         $    .12       $    .29
                                                           ========       ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING  (See Exhibit 11)                     15,262         14,229
                                                           ========       ========



        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                       1997            1996
                                                       ----            ----
REVENUES:
  Premium revenue                                    $ 139,049      $ 141,285
  Management services revenue                            6,694          6,859
  Other operating revenue                                1,348            761
                                                     ---------      ---------
         Total Operating Revenues                      147,091        148,905
                                                     ---------      ---------

EXPENSES:
  Health care services
    Physician services                                  55,423         58,717
    Hospital services                                   42,114         48,297
    Pharmacy services                                   18,575         17,161
                                                     ---------      ---------
         Total Health Care Services                    116,112        124,175
  Selling, general and administrative expenses          31,169         28,684
                                                     ---------      ---------
         Total Operating Expenses                      147,281        152,859

OPERATING LOSS                                            (190)        (3,954)

OTHER INCOME (EXPENSES)
Investment income, net                                   2,659          2,153
Gain on assignment of Medicaid contract                   --            4,554
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                               2,469          2,753

PROVISION FOR INCOME TAXES                                 939          1,048
                                                     ---------      ---------
NET INCOME                                           $   1,530      $   1,705
                                                     =========      =========

EARNINGS PER SHARE                                   $     .10      $     .12
                                                     =========      =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING  (See Exhibit 11)                15,057         13,865
                                                     =========      =========



        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                 1997             1996
                                                                 ----             ----

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $  30,185      $  38,597
  Securities available-for-sale                                    75,101         70,436
  Premiums receivable                                               4,202          7,815
  Health care receivables                                           5,618          5,636
  Other current assets                                             11,557         12,489
                                                                ---------      ---------
         Total Current Assets                                     126,663        134,973
PROPERTY AND EQUIPMENT, net                                         8,670          9,536
OTHER LONG-TERM ASSETS                                              6,193          5,279
                                                                ---------      ---------
         Total Assets                                           $ 141,526      $ 149,788
                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Medical costs payable                                         $  42,780      $  48,260
  Accounts payable and accrued liabilities                         13,679         15,043
  Amounts due to vendor                                             5,338          6,200
  Unearned premiums                                                 5,480          5,133
  Provider risk pool liability                                      9,036         12,304
                                                                ---------      ---------
         Total Current Liabilities                                 76,313         86,940
LONG-TERM LIABILITIES                                              12,222         12,296
                                                                ---------      ---------
         Total Liabilities                                         88,535         99,236
                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value,
    4,000 shares authorized; none issued                             --             --
  Common stock, without par or stated value,
    45,000 shares authorized; 14,853 shares
    issued and outstanding at June 30, 1997
    and December 31, 1996                                          12,014         12,014
  Net unrealized gains (losses) on securities
    available-for-sale, net of taxes                                  888            (21)
  Retained earnings                                                40,089         38,559
                                                                ---------      ---------
         Total Shareholders' Equity                                52,991         50,552
                                                                ---------      ---------
         Total Liabilities and Shareholders' Equity             $ 141,526      $ 149,788
                                                                =========      =========




        The accompanying notes are an integral part of these statements.

                             CHOICECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  1997            1996
                                                                  ----            ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                        $ (4,251)      $ (2,298)
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                               20,352         35,875
  Purchases of investments                                       (23,656)       (30,763)
  Proceeds from assignment of Medicaid contract                       --          5,000
  Purchases of property and equipment                               (857)        (1,572)
                                                                --------       --------
         Net cash (used in) provided by investing activities      (4,161)         8,540
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net                             --         12,025
                                                                --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (8,412)        18,267

CASH AND CASH EQUIVALENTS, beginning of period                    38,597         12,622
                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period                        $ 30,185       $ 30,889
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

NOTE 2.    ACCOUNTING POLICIES
     The consolidated financial statements presented in this report have been prepared in accordance with the accounting policies described in Note 2 of Notes to Consolidated Financial Statements included in the aforementioned Annual Report on Form 10-K and reflect all adjustments consisting solely of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. While management believes that the procedures followed in the preparation of the consolidated financial statements for the interim periods are reasonable, certain estimated amounts are dependent upon current facts and other information that may change subsequently during the fiscal year.

NOTE 3.   POTENTIAL MERGER TRANSACTION
     The Company entered into a definitive Agreement and Plan of Merger with Humana Inc. ("Humana"), dated as of June 3, 1997, under which Humana will pay total consideration of $250,000 in cash for the Company's outstanding common shares and vested stock options, or $16.38 per outstanding share. Closing of the transaction is subject to the approval of the Company's shareholders and the satisfaction of certain conditions, including regulatory approval--see Note 7. In addition, the transaction is subject to termination, under certain conditions, including if the transaction has not closed on or before January 31, 1998.

     Subject to the successful completion of this transaction, Humana has committed to reimburse the Company for transaction-related expenses. The June 30, 1997 Consolidated Balance Sheet reflects a receivable from Humana of $665 for transaction-related expenses.

NOTE 4.    PER SHARE DATA
     Earnings per share are based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effect of the assumed exercise of stock options, if any. In calculating the dilutive effect of the assumed exercise of stock options, the market value per outstanding common share was considered to be $16.38 for the period April 1, 1997 to June 30, 1997 in light of the potential transaction discussed in
     Note 3.

NOTE 5.    LONG TERM STOCK INCENTIVE PLAN
     On March 5, 1997, the Company's Board of Directors (the "Board") resolved to grant, subject to certain conditions, no more than approximately 666,000 stock options during 1997 under the terms of the 1996 Long Term Stock Incentive Plan (the "Stock Incentive Plan"). By resolution dated June 1, 1997, the Board withdrew the March 5, 1997 resolutions concerning options in view of the potential transaction discussed in Note 3, the closing of which will be immediately preceded by the termination of the Stock Incentive Plan without prejudice to holders of the options.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
     EMPLOYMENT AGREEMENTS - The Company currently has in effect employment agreements with its executive officers and certain of its other officers which provide for severance or other payments in the event that employment is terminated for reasons other than for cause. In addition, the agreements also contain provisions related to a change in control (as defined in the employment agreements), including lump-sum retention incentive payments that apply if an applicable executive officer or other officer remains employed for a specified period of time after a change in control and, in the agreements of executive officers, lump-sum change in control severance payments in the event of their termination after a change in control. The maximum contingent liability of the Company related to such retention incentive payments and change in control severance payments, pursuant to the employment agreements, is currently estimated (based on 1997 salary levels and targeted incentives) to approximate 1) $3,200 in the event that only retention incentive payments are made; or 2) $7,300 in the event that only change in control severance payments are made in the event of termination.

     LITIGATION - The Company is routinely involved in litigation matters arising in the normal course of business. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Company's consolidated financial position.

NOTE 7.    SUBSEQUENT EVENTS
     CERTAIN REGULATORY MATTERS REGARDING POTENTIAL MERGER TRANSACTION - On July 31, 1997, the Attorney General of the State of Ohio approved the merger transaction discussed in Note 3, and, on August 2, 1997, the period of time for antitrust review of the proposed merger transaction under the federal Hart-Scott-Rodino procedure expired without objection from the Federal Trade Commission or Department of Justice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

(In thousands, except member and per member per month ("PMPM") data)

OVERVIEW
--------

THREE MONTHS ENDED JUNE 30, 1997
During the three months ended June 30, 1997 (the "1997 quarter"), the Company generated net income of $1,892, as compared to $4,099 for the corresponding prior year quarter (the "1996 quarter"). Comparisons of the 1997 and 1996 quarterly results were significantly impacted by the following transactions:

1997 Quarter
------------

     - a $1,412 reduction in health care services expense (physician - $1,212; hospital - $200) recorded, due to revising estimates of the net amount incurred in connection with the Company's risk/reward sharing arrangements with providers, a significant portion of which related to the first quarter of 1997;

     - a $788 refinement downward of the Company's estimates of hospital services expenses which related to periods prior to the 1997 quarter; and

     - $521 of other operating revenue recorded in connection with processing the run-out of claims for a large self-funded employer group whose administrative services management agreement with the Company expired on March 31, 1997.

1996 Quarter
------------

     - $4,554 pre-tax gain on the June 30, 1996 assignment of the Company's Medicaid contract; and

     - $540 earned in connection with the risk sharing agreement with the Company's pharmacy vendor.

An increase in member months and premium rates resulted in the Company experiencing a 6.9% increase in premium revenue from prepaid commercial products compared to the 1996 quarter. Management services revenue decreased 16.8%, reflecting a 42.5% decrease in member months for the Company's self-funded products, as further discussed below, partially offset by administrative fee rate increases which took effect during the first half of 1997. The Company also experienced an improvement in overall health care services expense levels in the 1997 quarter. These trends, as well as a retention rate of approximately 91% for groups renewing during the first six months of 1997, were achieved in an increasingly competitive environment within the Company's service area. The aforementioned prepaid commercial membership growth, rate increases and improved health care service expense levels combined with the following partially offsetting factors to yield $1,766 of operating income for the 1997 quarter, as compared to an operating loss of $410 for the 1996 quarter:

     - loss of premium revenues recognized from the Company's Special Health Medicaid product upon assignment of the Medicaid contract -- gross margin of $688 generated during the 1996 quarter;

     -    decreased self-funded membership, as discussed below;

     -    continuation of industry-wide health care cost inflation trends; and

     - gross margin contributed by the Company's managed Medicare ("Senior Health") product and revenues from the Workers' Compensation product, both of which began covering their first member/covered life in March 1997, more than offset by approximately $3,090 of administrative expenses related to such new products and the continuing expansion efforts into the Dayton, Ohio service area.

          It is anticipated that these new products, as well as the service area expansion, will continue to negatively impact operating income for the year ending December 31, 1997, offsetting otherwise anticipated profitable operations for the Cincinnati Commercial Health Plan.

SIX MONTHS ENDED JUNE 30, 1997
During the six months ended June 30, 1997 (the "1997 period"), the Company generated net income of $1,530, compared to $1,705 in the corresponding prior year period (the "1996 period"), and operating losses of $190 and $3,954 were reported in each of the respective periods. These comparative results can primarily be attributed to the year-to-date effects of the factors previously noted in the discussion of quarterly results.

RESULTS OF OPERATIONS
---------------------
The following table sets forth selected operating data, expressed as a percentage of total operating revenues and/or on a PMPM basis, selected member data and medical-expense ratios:


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                                  1997            1996            1997          1996
                                                  ----            ----            ----          ----
OPERATING REVENUES:
Premiums                                           94.6%          94.6%          94.5%          94.9%
Management services fees                            3.9            4.6            4.6            4.6
Other                                               1.5             .8             .9             .5
                                                  -----          -----          -----          -----
         Total                                    100.0          100.0          100.0          100.0
                                                  -----          -----          -----          -----

OPERATING EXPENSES:
Health care services                               78.1           81.8           78.9           83.4
Selling, general and administrative                19.5           18.7           21.2           19.3
                                                  -----          -----          -----          -----
         Total                                     97.6          100.5          100.1          102.7
                                                  -----          -----          -----          -----

Operating income (loss)                             2.4            (.5)           (.1)          (2.7)
Investment income, net                              1.7            1.3            1.8            1.4
Gain on assignment of Medicaid
  contract                                           --            6.1             --            3.1
                                                  -----          -----          -----          -----
Income before income taxes                          4.1            6.9            1.7            1.8
Provision for income taxes                          1.6            1.4             .6             .7
                                                  -----          -----          -----          -----
Net income                                          2.5%           5.5%           1.1%           1.1%
                                                  =====          =====          =====          =====
MEDICAL-EXPENSE RATIO*                             82.6%          86.5%          83.5%          87.9%

MEMBER MONTHS FOR THE PERIOD:
Prepaid
  Commercial                                    587,421        571,873      1,171,947      1,142,941
  Medicare                                          952             --            952             --
  Medicaid                                           --         38,684             --         77,496
                                            -----------    -----------    -----------    -----------
                                                588,373        610,557      1,172,899      1,220,437
Self-funded                                     149,192        259,387        381,613        520,992
                                            -----------    -----------    -----------    -----------
         Total                                  737,565        869,944      1,554,512      1,741,429
                                            ===========    ===========    ===========    ===========

PMPM DATA:
Premium revenue
  Commercial                                $    119.01    $    114.39    $    118.34    $    114.19
  Medicare                                       381.52             --         381.52             --
  Medicaid                                           --         138.53             --         138.97
Management services revenue                       19.18          13.26          17.54          13.17
Health care services expense                      98.61         100.31          99.00         101.75
Selling, general and
  administrative expense                          19.63          16.12          20.05          16.47


* Health care services expense as a percentage of premiums.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

PREMIUM REVENUE -
The 0.7% decrease in premium revenue during the 1997 quarter results primarily from the assignment of the Company's Special Health Medicaid contract. Excluding Medicaid premium revenues of $5,359 from the 1996 quarter, premium revenues for the 1997 quarter increased 7.4% over the same period last year. This increase is primarily attributable to a 2.7% increase in prepaid commercial member months and a 4.0% increase in the weighted average PMPM premium for such products, reflecting a recently improved pricing environment compared to flat or decreasing pricing during 1996. Additionally, the Company recorded premium revenues of $363 during the second quarter of 1997 related to its new Senior Health Medicare product.

MANAGEMENT SERVICES REVENUE -
The 16.8% decrease in management services revenue from self-funded employer groups results primarily from the combined effects of the March 31, 1997 expiration of the Company's administrative services management agreement with a significant employer group and an approximate 22% decrease in the membership of a large self-funded employer group which, consistent with the July 1996 announcement of its multi-year renewal commitment, opted to offer its employees, as an additional option, a competitor's managed care plan as of January 1, 1997. The impact of the loss of self-funded membership was partially offset by 1997 rate increases, as evidenced by the 44.6% increase in management services revenue on a PMPM basis.

OTHER OPERATING REVENUE -
The nearly two-fold increase in other operating income is attributable to 1) the $521 earned during the 1997 quarter for processing the run-out of claims for the former self-funded employer group referred to above; 2) $113 of revenue generated in the 1997 quarter by the Company's new Workers' Compensation product; and 3) $175 earned in connection with the risk sharing agreement with one of the Company's large self-funded employer groups. The 1996 quarter included $540 earned in connection with the risk sharing agreement with the Company's pharmacy vendor versus $189 earned in the 1997 quarter.

HEALTH CARE SERVICES EXPENSE -
The 5.3% decrease in total health care services expense during the 1997 quarter reflects 1) the assignment of the Medicaid contract, which had higher PMPM medical expenses relative to commercial membership; 2) a .3% decrease in physician expenses on a PMPM basis; 3) a 7.1% decrease in hospital expenses on a PMPM basis; and 4) an 8.2% increase in pharmacy expenses on a PMPM basis, resulting primarily from continued industry-wide drug cost inflation and slightly higher utilization levels.

In addition to the Medicaid contract assignment, the decreases in PMPM physician and hospital expenses result in large part from the net effects of:

        Physician
        ---------
        -   increased health care professional services utilization levels;
        - decreased average cost per service resulting from changes in the mix of service provided; and
        - a reduction in the estimated amount incurred in connection with the Company's risk/reward sharing arrangements with health care professionals.

        Hospital
        --------
        -   increased utilization and decreased cost per service;
        - a decrease in hospital service reimbursement rates paid to certain core hospitals;
        - an increase in amounts earned in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established cost of hospital services and quality targets; and

        - a refinement downward in the 1997 quarter of the Company's estimates of hospital claims expense recorded prior to the quarter.

As a result of the 1.7% decrease in health care services expense on a PMPM basis, in conjunction with the 3.0% increase in the weighted average PMPM premium, the Company's medical-expense ratio decreased to 82.6% in the 1997 quarter from 86.5% in the 1996 quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -
The 3.3% increase in expenses for selling, general and administrative costs in the 1997 quarter reflects the continued impact of expenses incurred for investment in new products and geographic expansion, including approximately $3,090 of expenses incurred in connection with the previously discussed Senior Health and Workers' Compensation products and expansion into the Dayton service area -- an approximate $2,515 increase in such expenses over the 1996 quarter. Increased expenses are substantially comprised of 1) advertising and printed materials, primarily related to the new products and service area expansion; and
2) higher computer software amortization. Partially offsetting these increases were reductions in 1) compensation, reflecting the net effects of an approximate 4% reduction in employees since the 1996 quarter, salary increases in the normal course of business and a shift in the relative mix of the Company's workforce; and 2) a refinement downward of certain expenses estimated in prior periods.

INVESTMENT INCOME -
During the 1997 quarter, the Company experienced a 28.3% increase in investment income compared to the 1996 quarter. This period-over-period increase can primarily be attributed to an increase in the average outstanding cash, cash equivalent and investment portfolio balance, due largely to the proceeds from the May 1, 1996 stock offering and the June 30, 1996 assignment of the Special Health Medicaid contract and, to a lesser extent, higher short-term interest rates in 1997.

INCOME TAX EXPENSE -
Income tax expense has been recorded at the rate applicable to the Company, currently estimated at an effective tax rate of approximately 38%. This rate may ultimately be adjusted based upon 1997 full year results.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------

With the exception of certain factors noted in the analysis of health care services expense below, the majority of the factors discussed in the quarter-to-quarter analysis were also the primary factors contributing to the results for the 1997 period, as compared to the 1996 period. Accordingly, the trends between the 1997 and 1996 year-to-date results are consistent in all material respects with the previously analyzed quarter-to-quarter trends.

HEALTH CARE SERVICES EXPENSE -
The 6.5% decrease in total health care services expense during the 1997 period reflects 1) the assignment of the Medicaid contract, which had higher PMPM medical expenses relative to commercial membership; 2) a 1.8% decrease in physician expenses on a PMPM basis; 3) a 9.2% decrease in hospital expense on a PMPM basis; and 4) a 12.7% increase in pharmacy expenses on a PMPM basis, resulting primarily from continued industry-wide drug cost inflation and slightly higher utilization levels.

In addition to the Medicaid contract assignment, the decreases in PMPM physician and hospital expenses result in large part from the net effects of:

        Physician
        ---------
        -   increased health care professional services utilization levels;
        - decreased average cost per service resulting from changes in the mix of service provided; and
        - a reduction in the estimated amount incurred in connection with the Company's risk/reward sharing arrangements with health care professionals.

        Hospital
        --------
        -   increased utilization and decreased cost per service;
        - a decrease in hospital service reimbursement rates paid to certain core hospitals;
        - a year-to-date decrease in amounts earned in connection with the Company's hospital risk/reward sharing arrangements, due to the hospitals' performance against established cost of hospital services and quality targets; and
        - a refinement downward in the 1997 period of the Company's prior years' estimates of hospital claims expense.

As a result of the 2.7% decrease in health care services expense on a PMPM basis, in conjunction with the 2.4% increase in the weighted average PMPM premium, the Company's medical-expense ratio decreased to 83.5% in the 1997 period from 87.9% in the 1996 period.

FINANCIAL CONDITION
-------------------

Net cash totaling $4,251 was used in operations during the first six months of 1997, resulting primarily from the net activity in certain of the Company's balance sheet components since year-end 1996. Most significant were 1) a $5,480 net decrease in medical costs payable, reflecting the combined impact of claims payments made since year-end 1996 and the refinement downward in 1997 of the Company's prior years' estimates of hospital claims; 2) a $3,613 decrease in premiums receivables, due in large part to the timing of receiving payments of amounts due; and 3) a $3,268 net decrease in provider risk pool liabilities, reflecting the combined impact of the Company's payment during the 1997 period of amounts owed under the risk/reward sharing arrangements for 1996 and the year-to-date accumulation of amounts owed under such arrangements for the current year. In addition, $4,161 of cash was used by investing activities during the six-month period, reflecting the net cash impact of investment portfolio transactions and capital expenditures.

As of June 30, 1997, the Company's investment portfolio was comprised of debt securities (75.3%), equity-based mutual funds (14.0%) and fixed income mutual funds (10.7%), all of which are available to meet current obligations and classified as securities available-for-sale in the accompanying Consolidated Balance Sheet. Favorable market conditions resulted in unrealized gains on the investment portfolio totaling $888, net of taxes, as of June 30, 1997 compared to unrealized losses totaling $21 as of December 31, 1996. Such net unrealized gains and losses are reflected as a separate component of equity in the accompanying Consolidated Balance Sheets. The Company believes that its cash and cash equivalents, investment portfolio and the $15,000 available under its debt facility will be sufficient to fund its liquidity needs for at least the next twelve months.

CAUTIONARY STATEMENT
--------------------

The information set forth above may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995. The CAUTIONARY STATEMENT filed by the Company on November 12, 1996 as part of its Form 10-Q for the period ended September 30, 1996 is incorporated herein by reference, and investors are specifically referred to such CAUTIONARY STATEMENT for a discussion of factors that could affect the Company's operations and "forward-looking" statements contained herein.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

(a)  The Annual Meeting of Shareholders of the Company was held on May 14, 1997.

(b)  Not Applicable.

(c) (i) Three nominees were elected to the Board of Directors at the 1997 Annual Meeting.

         Donald E. Hoffman was elected by a vote of 13,997,287 for and 30,750 withheld.

         Janet B. Reid, Ph.D. was elected by a vote of 13,988,077 for and 39,960 withheld.

         Michael Schmerler, M.D. was elected by a vote of 14,011,027 for and 17,010 withheld.

    (ii) The shareholders confirmed the selection of Arthur Andersen LLP as the Company's independent accountants for 1997. There were 14,020,427 votes cast in favor, 4,710 votes cast in opposition and 2,900 abstentions.

(d)  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     11.  Computation of Earnings Per Share

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated June 3, 1997 reporting the signing of the definitive Agreement and Plan of Merger with Louisville, Kentucky-based Humana Inc. See Note 3 of Notes to Consolidated Financial Statements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHOICECARE CORPORATION

Date: August 13, 1997             By: /s/ Juan M. Fraiz
                                     -------------------------------
                                          Juan M. Fraiz
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)